Form 10-Q
period 2013-03-31
SQN AIF IV, L.P.
filed 2013-05-15
CIK 1560046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER: 333-184550

SQN AIF IV, L.P.
(Exact name of registrant as specified in its charter)

Delaware	36-4740732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

110 William Street, 26th Floor
New York, NY	10038
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (212) 422-2166

None

 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 15, 2013, there was 1.00 unit of the Registrant's limited partnership interests issued and outstanding.

SQN AIF IV, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SQN AIF IV, L.P.

 (A Delaware Limited Partnership)

 Condensed Balance Sheets

Assets

	March 31, 2013	December 31,
	(Unaudited)	2012
Cash and cash equivalents	$2,100	$1,600
Subscription receivable	—	500

Total Assets	$2,100	$2,100

Liabilities and Partner's Equity

Due to SQN AIF IV GP, LLC	$1,000	$1,000

Total Liabilities	1,000	1,000

Partners' Equity:
Limited Partner	1,000	1,000
General Partner	100	100

Total Partners' Equity	1,100	1,100

Total Liabilities and Partner's Equity	$2,100	$2,100

See notes to condensed financial statements.

SQN AIF IV, L.P.

 (A Delaware Limited Partnership)

 Condensed Statement of Changes in Partners' Equity

 Three Months Ended March 31, 2013

 (Unaudited)

	Limited Partnership Interests	Total	General Partner	Limited Partner
Balance, January 1, 2013	1.00	$1,100	$100	$1,000

Partner's capital contributions	—	—	—	—
Net loss	—	—	—	—

Balance, March 31, 2013	1.00	$1,100	$100	$1,000

See notes to condensed financial statements.

SQN AIF IV, L.P.

 (A Delaware Limited Partnership)

 Condensed Statement of Cash Flows

 (Unaudited)

Three Months Ended
March 31, 2013

Cash flows from operating activities:
Net income	$—
Adjustments to reconcile net income to net cash provided by operating activities:

Change in operating assets and liabilities:
Due to/from SQN AIF IV GP, LLC	—

Net cash provided by operating activities	—

Cash flows from financing activities:
Cash received from Limited Partner capital contributions	500

Net cash provided by financing activities	500

Net increase in cash and cash equivalents	500
Cash and cash equivalents, beginning of period	1,600

Cash and cash equivalents, end of period	$2,100

See notes to condensed financial statements.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

(Unaudited)

1.

Nature of Operations and Organization

Nature of business and operations – The condensed balance sheets, statement of changes in partner’s equity and statement of cash flows of SQN AIF IV, L.P.  (the “Partnership”) at March 31, 2013 and for three months ended March 31, 2013 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim period. The Partnership has recently commenced operations but had neither revenue nor expenses for the three months ended March 31, 2013. As such, a statement of operations is not included as part of these condensed financial statements for three months ended March 31, 2013. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Prospectus, dated April 2, 2013, contained in the Partnership’s Registration Statement on Form S-1, as amended.

Organization – The Partnership was formed on August 10, 2012, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2036.

The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-savings) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. The Partnership expects to achieve its investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset and project financings; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that its Investment Manager believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk, such as vendor and rental programs. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

The General Partner of the Partnership is SQN AIF IV GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, SQN Capital Management, LLC (the “Investment Manager”). Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

The Partnership’s Investment Manager made the initial cash payment to the Partnership of $500 which was applied against the Investment Manager’s purchase of the initial Limited Partner’s interest in the Partnership. At December 31, 2012, the Partnership recorded a $500 subscription receivable as an asset for the remaining unpaid portion of the Investment Manager’s purchase of the initial limited partnership interest, which was subsequently received on January 29, 2013. Once the Partnership completes its first closing and admits additional Limited Partners, the initial Limited Partner will be refunded its initial capital contribution.

The Partnership’s income, losses and distributions will be allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

(Unaudited)

plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributed distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner.

The Partnership expects to conduct its activities for at least seven years and divide the Partnership’s life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. During the Offering Period the Partnership will offer limited partnership interests (“Units”) and raise funds on a continuous basis until the earlier of (i) two years from the effective date of the offering with the Securities and Exchange Commission (the “SEC”) which was April 2, 2013 or (ii) the date on which the Partnership raises $200,000,000. The Operating Period will commence on the date of the partnership’s initial closing and last for three years unless extended at the sole discretion of the General Partner. During the Operating Period the Partnership will continue to invest and re-invest in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Partnership anticipates that the Operating Period will overlap with the Offering Period. The Liquidation Period is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC, a majority-owned subsidiary of the Partnership’s Investment Manager, will initially act as the Partnership’s exclusive selling agent. The Partnership may engage additional selling agents in the future. The Partnership will pay 3% of the gross proceeds of this offering (excluding proceeds, if any, the Partnership receives from the sale of its Units to the General Partner or its affiliates) to its selling agent or selling agents as an underwriting fee. In addition, the Partnership will pay a 7% sales commission to broker-dealers unaffiliated with our General Partner who will be selling our Units, on a best efforts basis.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager’s such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner).

A Limited Partner may not redeem their Units in the Partnership without the prior written consent of the General Partner. The General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

The Partnership’s fiscal year ends on December 31.

2.

Summary of Significant Accounting Policies

Cash and cash equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts maintained at financial institutions.

The Partnership’s cash and cash equivalents are held principally at one financial institution and at times may exceed federally insured limits. The Partnership has placed these funds in high quality institution in order to minimize risk relating to exceeding insured limits.

Risks and uncertainties - In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk of a lessee's inability or unwillingness to make contractually required payments. Concentrations of credit risk with respect to lessees will be dispersed across different industry segments within the United States of America, Canada and the European Union.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

(Unaudited)

Asset impairments - The significant assets in the Partnership's investment portfolio will be periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual value in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager's review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Revenue recognition - The Partnership will record revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of the lease or when there are significant changes to the lease terms.

The Partnership will lease equipment to third parties and each such lease may be classified as either a finance lease or an operating lease. Initial direct costs will be capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, initial direct costs will be included as a component of the cost of the equipment and depreciated.

For finance leases, the Partnership will record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs, if any, related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income will be recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income will be recognized on the straight-line basis over the lease term.  Billed and uncollected operating lease receivables will be included in accounts receivable. Accounts receivable will be stated at its estimated net realizable value. Rental income received in advance is the difference between the timing of the cash payments and the income recognized on the straight-line basis.

The Investment Manager has an investment committee that will approve each new equipment lease, financing transaction, and lease acquisition.  As part of its process it will determine the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors to be considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

(Unaudited)

the lease and the industry in which the potential lessee operates. Unguaranteed residual values will be reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

Initial direct costs - The Partnership will capitalize initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead), if any, and external broker fees incurred with the origination. These costs will be amortized on a lease by lease basis based on actual contract term of each lease using the effective interest rate method for finance leases and the straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and will be expensed as incurred as acquisition expense.

Acquisition expense - Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to the selection and acquisition of leased equipment which are to be borne by the Partnership under the terms of the Partnership Agreement, as amended. As these costs are not eligible for capitalization as initial direct costs, such amounts will be expensed as incurred.

Income taxes – As a partnership no provision for income taxes will be recorded since the liability for such taxes is that of each of the Partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

Uncertain tax positions - The Partnership has adopted the provisions of Accounting for Uncertainty in Income Taxes ("Uncertain Tax Position"). Uncertain Tax Position prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under Uncertain Tax Position, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Partnership has evaluated its entity level tax position for the three months ended March 31, 2013 and for the period from August 10, 2012 through December 31, 2012, and does not expect any material adjustments to be made. The tax year 2012 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data – Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates will primarily include the determination of allowances for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

(Unaudited)

Foreign Entity (“ASU 2013-05”). ASU 2013-05 resolves a diversity in practice related to financial reporting involving a parent entity’s accounting for the cumulative translation adjustment of foreign currency into net income upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 clarifies that the sale of an investment in a foreign entity includes, (i) events that result in the loss of a controlling financial interest in a foreign entity and (ii) events that result in an acquirer’s obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date, otherwise known as a step acquisition. Upon the occurrence of these events, the cumulative translation adjustment should be released into net income. ASU 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2014. The Partnership does not expect the adoption of ASU 2013-05 to impact its financial position or its results of operations.

3.

Related Party Transactions

The General Partner will be responsible for the day-to-day operations of the Partnership and the Investment Manager will make all investment decisions and manage the investment portfolio of the Partnership. The Partnership will pay the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash.

The Partnership will pay the Investment Manager during the Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month.

SQN Securities, LLC (‘Securities”) is a Delaware limited liability company and is majority-owned subsidiary of the Partnership’s Investment Manager. Securities in its capacity as the Partnership’s selling agent will receive an underwriting fee of 3% of the gross proceeds of this offering (excluding proceeds, if any, the Partnership receives from the sale of the Partnership’s Units to the General Partner or its affiliates). While Securities will initially act as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future.

The General Partner made a $1,000 advance to the Partnership during 2012 for any incidental costs which may arise which is shown as due to SQN AIF IV GP, LLC at March 31, 2013 and December 31, 2012 in the accompanying condensed balance sheet.

4.

Indemnifications

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.

In the normal course of business, the Partnership will enter into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Three Months Ended March 31, 2013

(Unaudited)

underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party's gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner and the Investment Manager, no liability will arise as a result of these provisions. The General Partner and Investment Manager knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership's similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.

5.

Subsequent Events

The Partnership performed an evaluation of subsequent events and determined that no events required disclosure except as disclosed below.

Effective date of Offering

On April 2, 2013, the Partnership’s Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission. As of this date the Partnership may solicit Units for sale to the general public.

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our current financial position and results of operations. This discussion should be read together with the financial statements and notes in our Prospectus, dated April 2, 2013, contained in our Registration Statement on Form S-1, as amended. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN AIF IV, L.P.

Forward-Looking Statements

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”).  These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a Delaware limited partnership formed on August 10, 2012. We operate a fund in which the capital invested by partners is pooled together. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.

Our principal investment strategy is to invest in business-essential, revenue-producing (or cost-savings) equipment with high in-place value and long, relative to the investment term, economic life and project financings. We expect to achieve our investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

Many of our investments will be structured as full payout or operating leases. Full payout leases generally are leases under which the rent over the initial term of the lease will return our invested capital plus an appropriate return without consideration of the residual value, and where the lessee may acquire the equipment or other assets at the expiration of the lease term. Operating leases generally are leases under which the aggregate non-cancelable rental payments during the original term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment or other assets leased under the lease.

We also intend to invest by way of participation agreements and residual sharing agreements where we would acquire an interest in a pool of equipment or other assets, or rights to the equipment or other assets, at a future date. We also may structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we may use other investment structures that our Investment Manager believes will provide us with the appropriate level of security, collateralization, and flexibility to optimize our return on our investment while protecting against downside risk, such as vendor and rental programs. In many cases, the structure will include us holding title to or a priority or controlling position in the equipment or other asset.

Although the composition of our portfolio cannot be determined at this stage, we expect to invest in equipment and other assets that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager may identify other assets or industries that meet our investment objectives. We expect to invest in equipment, other assets and project financings located primarily within the United States of America, Canada and the European Union but may also make investments in other parts of the world.

We expect that we will conduct our activities for at least seven years and divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. The Offering Period is the time frame in which we will raise capital contributions from investors through the sale of our units of limited partnership interests (“Units”). The Operating Period will commence after our initial closing at which time we will begin investing the net offering proceeds and is expected to last for three years unless extended at the sole discretion of our General Manager. During the Operating Period, we will continue to invest and re-invest in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. We anticipate that the Operating Period will overlap with the Offering Period. The Liquidation Period is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of our General Partner.

Our Registration Statement on Form S-1, as amended, was declared effective by the Securities and Exchange Commission (the “SEC”) on April 2, 2013, which is the date our Offering Period commenced. Our Offering Period will last until the earlier of (i) two years from the date we were declared effective by the SEC, or (ii) the date that we have raised $200,000,000. We will hold our initial closing once a minimum of $1,200,000 in cash subscriptions has been received (excluding cash subscriptions, if any, from our General Partner or its afﬁliates and from residents of Pennsylvania) on or prior to one year from the date of our Prospectus which was April 2, 2013. At our initial closing, we will pay fees and expenses associated with our organization and offering and fund a small capital reserve. In addition, we will begin to invest in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings.

Our General Partner, our Investment Manager and their affiliates, including SQN Securities, LLC (“Securities’) in its capacity as our selling agent and certain non-affiliates (namely, Selling Dealers) will receive fees and compensation from the offering of our Units, including the following, with any and all compensation paid to our General Partner solely in cash. We will pay an underwriting fee of 3% of the gross proceeds of this offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to our selling agent or selling agents. While Securities will initially act as our exclusive selling agent, we may engage additional selling agents in the future. From these underwriting fees, a selling agent may pay Selling Dealers, as a marketing reallowance, an aggregate of up to 1% of the offering proceeds of the Units sold by such Selling Dealers. This marketing reallowance may be paid to Selling Dealers that actively assist in marketing efforts to reimburse them for permissible marketing expenses. This fee will vary, depending upon separately negotiated agreements with each Selling Dealer. In addition, we will pay a sales commission to Selling Dealers up to 7% of the gross proceeds of this offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to Selling Dealers.

Our General Partner will receive an organizational and offering expense allowance of up to 2% of our offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our Units. The organizational and offering expense allowance will be paid out of the proceeds of this offering. The organizational and offering expense allowance will not exceed the actual fees and expenses incurred by our General Partner and its affiliates. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing.

During our Operating Period and our Liquidation Period, our Investment Manager will receive a management fee in an amount equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions has been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of our Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month.

Our General Partner will initially receive 1% of all distributed distributable cash. Our General Partner will have a Promotional Interest in us equal to 20% of all distributed distributable cash after we have provided a return to our Limited Partners of their respective capital contributions plus an 8% per annum, compounded annually, cumulative return on their capital contributions.

Recent Accounting Pronouncements

Refer to Part I Item 1. Financial Statements, Note 2 Summary of Significant Accounting Policies, Recent Accounting Pronouncements in our condensed financial statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

Lease Classification and Revenue Recognition

Each equipment lease we enter into will be classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease, or when there are significant changes to the lease terms. We will capitalize initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead), if any, and external broker fees incurred with the lease origination. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense. For a finance lease, initial direct costs are capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, we will record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, if any, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income will be recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income will be recognized on the straight-line basis over the lease term. Billed operating lease receivables will be included in accounts receivable until collected. Accounts receivable will be stated at their estimated net realizable value. Deferred revenue is the difference between the timing of the receivables billed and the income will be recognized on the straight-line basis.

Our Investment Manager has an investment committee that will approve each new equipment lease and other project financing transaction. As part of its process, the investment committee will determine the residual value, if any, to be used once the investment has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our impairment review policy.

The residual value assumes, among other things, that the asset will be utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. The residual value is calculated using information from various external sources, such as trade publications, auction data, equipment dealers, wholesalers and industry experts, as well as inspection of the physical asset and other economic indicators.

Asset Impairments

The significant assets in our portfolio will be periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Depreciation

We will record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first will determine the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. Depreciation expense will be recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Business Overview

Our Offering period commenced on April 2, 2013 and will last until the earlier of (i) two years from the commencement of our Offering Period, or (ii) the date that we have raised $200,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale and we have completed the application process with 42 states, so we can solicit our Units for sale in those states. During the Offering Period it is anticipated that the majority of our cash in-flows will be derived from financing activities and be the direct result of capital contributions from investors.

During our Operating Period, which will begin on the date or our initial closing, we will use the net offering proceeds to acquire our initial investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and project financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this time-frame we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period we believe the bulk of our cash out-flows will be from investing activities as we acquire additional investments and to a lesser extend from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental payments.

Results of Operations for the three months ended March 31, 2013

For the three months ended March 31, 2013, we earned no revenue, incurred no expenses and therefore had no operations.

Liquidity and Capital Resources

Sources and Uses of Cash

Three Months Ended March 31, 2013
Cash provided by (used in):
Operating activities	$—
Investing activities	$—
Financing activities	$500

Sources of Liquidity

We are currently in our Offering Period. Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. The Offering Period is the time-frame in which we will be raising capital contributions from investors through the sale of our Units. During this time period we anticipate that our cash in-flows will be primarily from financing activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Financing Activities

Because we were not declared effective by the SEC until April 2, 2013, we could not offer our Units to the public before this date. Our only activity during the three months ended March 31, 2013 was the cash receipt of $500 from our initial Limited Partner, which is our Investment Manager. Once we admit additional Limited Partners we will refund the amount paid by our initial Limited Partner for their single Unit.

Financings and Borrowings

None.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

Our income, losses and distributions will be allocated 99% to our Limited Partners and 1% to our General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to our Limited Partners and 20% to our General Partner.

In the normal course of business, we will enter into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party's gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of our General Partner and our Investment Manager, no liability will arise as a result of these provisions. Should any such indemnification obligation become payable, we would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.

Off-Balance Sheet Transactions

None.

Contractual Obligations

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed.

Subsequent Events

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We, like most other companies, will be exposed to certain market risks, which include changes in interest rates and the demand for equipment owned by us. We believe that our exposure to other market risks, including commodity risk and equity price risk, will be insignificant, for the foreseeable future to both our financial position and our results of operations.

We do not expect to incur any debt for the foreseeable future, if at all. Our Investment Manager believes that we will not experience any material adverse impact on our future cash flows should credit conditions in general remain the same or deteriorate further.

At times we may have large investments or cash positions in the foreign countries, exposing us to both currency risk, in the form of foreign currency exposure and market risk, in that the majority of our leased assets and financings may be foreign countries. We currently do not anticipate entering into agreements to hedge our foreign currency risk so we may experience large fluctuations in our operating results due to the currency changes between the United Sates dollar and various foreign currencies from period to period. We do not expect any undue exposure to market risk as we anticipate our various lease transactions will be in diversified industry segments and we believe a downturn in any one industry segment will not have a negative impact on other industry segments.

We will manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s  and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

In designing and evaluating our General Partner’s and Investment Manager’s disclosure controls and procedures, our General Partner and Investment Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our General Partner’s and Investment Manager’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Evaluation of internal control over financial reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Registration Statement on Form S-1, as amended, dated April 2, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. Our Offering Period commenced on April 2, 2013. To date, during the Offering Period, we have not admitted any investors as Limited Partners.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safely Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-184550

SQN AIF IV GP, LLC

General Partner of the Registrant

May 15, 2013

/s/ Jeremiah Silkowski
Jeremiah Silkowski
Chief Executive Officer and President (Principal Executive Officer)

May 15, 2013

/s/ David C. Wright
David C. Wright
Chief Financial Officer (Principal Accounting and Financial Officer)