Form 10-Q
period 2013-06-30
SQN AIF IV, L.P.
filed 2013-08-15
CIK 1560046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

At August 15, 2013, there were 2,211.41 units of the Registrant's limited partnership interests issued and outstanding.

SQN AIF IV, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV , L.P.

 (A Delaware Limited Partnership)

 Condensed Balance Sheets

Assets

	June 30, 2013	December 31,
	(Unaudited)	2012
Cash and cash equivalents	$1,336,214	$1,600
Equipment note receivable, including accrued interest of $115 and $-	145,015	—
Subscription receivable	—	500

Total Assets	$1,481,229	$2,100

Liabilities and Partner's Equity

Accounts payable and accrued liabilities	$347,390	$—
Due to SQN AIF IV GP, LLC	1,000	1,000
Due to SQN Securities, LLC	4,335	—
Due to SQN Capital Management LLC	260,618	—

Total Liabilities	613,343	1,000

Partners' Equity (Deficit):
Limited Partner	869,396	1,000
General Partner	(1,510)	100

Total Partners' Equity	867,886	1,100

Total Liabilities and Partner's Equity	$1,481,229	$2,100

See notes to condensed financial statements.

SQN AIF IV , L.P.

 (A Delaware Limited Partnership)

 Condensed Statements of Operations

 (Unaudited)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Revenue:
Interest income	$129	$129
Other income	1,000	1,000

Total Revenue	1,129	1,129

Expenses:
Management fees - Investment Manager	125,000	125,000
Professional fees	16,500	16,500
Organizational expenses	20,000	20,000
Fund administration expense	650	650

Total Expenses	162,150	162,150

Net loss	$(161,021)	$(161,021)

Net loss allocable to:
Limited Partners	$(159,411)	$(159,411)
General Partner	(1,610)	(1,610)

Net loss	$(161,021)	$(161,021)

Weighted average number of limited partnership
interests outstanding	1,687.56	1,687.56

Net loss attributable to Limited Partners per
weighted average number of limited partnership
interests outstanding	$(94.46)	$(94.46)

See notes to condensed financial statements.

SQN AIF IV , L.P.

 (A Delaware Limited Partnership)

 Condensed Statement of Changes in Partners'  Equity

 Six Months Ended June 30, 2013

 (Unaudited)

	Limited Partnership Interests Outstanding	Total	General Partner	Limited Partners
Balance, January 1, 2013	1.00	$1,100	$100	$1,000

Limited Partner's capital contributions	1,737.96	1,737,962	—	1,737,962
Offering expenses	—	(536,359)	—	(536,359)
Underwriting fees	—	(173,796)	—	(173,796)
Net loss	—	(161,021)	(1,610)	(159,411)

Balance, June 30, 2013	1,738.96	$867,886	$(1,510)	$869,396

See notes to condensed financial statements.

SQN AIF IV , L.P.

 (A Delaware Limited Partnership)

 Condensed Statement of Cash Flows

 (Unaudited)

Six Months Ended June 30, 2013

Cash flows from operating activities:
Net loss	$(161,021)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Accrued interest income	(115)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	36,500
Due to SQN Capital Management, LLC	125,000
Net cash provided by operating activities	364

Cash flows from investing activities:
Cash paid for equipment note receivable	(150,000)
Repayment of equipment note receivable	5,100

Net cash used in investing activities	(144,900)

Cash flows from financing activities:
Cash received from Limited Partner capital contributions	1,600,500
Cash paid for underwriting fees	(31,500)
Cash paid for organizational and offering costs	(89,850)

Net cash provided by financing activities	1,479,150

Net increase in cash and cash equivalents	1,334,614
Cash and cash equivalents, beginning of period	1,600

Cash and cash equivalents, end of period	$1,336,214

Supplemental disclosure of non-cash financing activities:
Offering expenses paid by SQN Capital Management, LLC	$225,468

See notes to condensed financial statements.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2013

(Unaudited)

1.

Nature of Operations and Organization

Nature of business and operations – The condensed financial statements of SQN AIF IV, L.P. (the “Partnership”) at June 30, 2013 and for three and six months ended June 30, 2013 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim period. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Partnership’s Prospectus, dated April 2, 2013, contained in the Partnership’s Registration Statement on Form S-1, as amended.

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

The Partnership’s Investment Manager made the initial cash payment to the Partnership of $500 which was applied against the Investment Manager’s purchase of the initial Limited Partner’s interest in the Partnership. At December 31, 2012, the Partnership recorded a $500 subscription receivable as an asset for the remaining unpaid portion of the Investment Manager’s purchase of the initial limited partnership interest, which was subsequently received on January 29, 2013. The Partnership refunded the initial Limited Partner’s interest of $1,000 during early July 2013.

The Partnership’s income, losses and distributions will be allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributed distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2013

(Unaudited)

Partnership is currently in the Offering Period, which expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2015, which is two years from the date the Partnership was declared effective by the SEC. During the Operating Period the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period begins on the date of the partnership’s initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities’), a majority-owned subsidiary of the Partnership’s Investment Manager, is currently acting as the Partnership’s exclusive selling agent. The Partnership may engage additional selling agents in the future. The Partnership pays 3% of the gross proceeds of the offering (excluding proceeds, if any, the Partnership receives from the sale of its Units to the General Partner or its affiliates) to its selling agent or selling agents as an underwriting fee. In addition, the Partnership will pay a 7% sales commission to broker-dealers unaffiliated with our General Partner who will be selling our Units, on a best efforts basis. When Units are not sold through unaffiliated broker-dealers, the Partnership provides a discount to investors equal to the 7% sales commission that would have been paid to the unaffiliated broker-dealers. The cash selling price for these Units is $930 per Unit. The Partnership records an underwriting fee discount for the difference between the Unit price and cash selling price for these sales. On May 29, 2013, one investor paid $1,500,000 for Partnership Units and received 1,630.43 Units. The Partnership recorded the difference between the cash purchase price and the Unit price as an underwriting fee discount.

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

From May 29, 2013 through June 30, 2013, the Partnership admitted 3 Limited Partners with total cash contributions of $1,600,000, total capital contributions of $1,737,962 resulting in the sale of 1,737.96 Units. The Partnership paid or accrued an underwriting fee to Securities totaling $35,834 and recorded an underwriting fee discount of $137,962.

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

Finance lease receivables and allowance for doubtful accounts - In the normal course of business, the Partnership will provide credit or financing to its customers, performs credit evaluations of these customers, and maintain reserves for potential credit losses. These credit or financing transactions will normally be collateralized by the equipment being financed. In determining the amount of allowance for doubtful accounts, the Investment Manager will consider historical credit losses, the past due status of receivables, payment

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2013

(Unaudited)

history, and other customer-specific information. The past due status of a receivable is based on its contractual terms. Expected credit losses will be recorded as an allowance for doubtful accounts. Receivables are written off when the Investment Manager determines they are uncollectible.

Credit risk - In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnerships’ counterparty to an agreement will, at some point, either has an inability or unwillingness to make contractually required payments. The Partnership expects concentrations of credit risk with respect to lessees to be dispersed across different industry segments and different regions of the world.

Asset impairments - The significant assets in the Partnership's investment portfolio will be periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual value in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager's review for impairment will include a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Note Receivable – Equipment note receivable is reported in the Partnership’s condensed balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the Partnership’s condensed balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed statements of operations using the effective interest rate method. The equipment note receivable is generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Partnership periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Revenue recognition - The Partnership will record revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of the lease or when there are significant changes to the lease terms.

The Partnership will lease equipment to third parties and each such lease may be classified as either a finance lease or an operating lease. Initial direct costs are capitalized and amortized over the term of the related lease for

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2013

(Unaudited)

a finance lease. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

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

For operating leases, rental income will be recognized on the straight line basis over the lease term.  Billed and uncollected operating lease receivables will be included in accounts receivable. Accounts receivable will be stated at its estimated net realizable value. Rental income received in advance is the difference between the timing of the cash payments and the income recognized on the straight line basis.

The Investment Manager has an investment committee that approves each new equipment lease, financing transaction, and lease acquisition.  As part of its process it determines the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees business, the length of the lease and the industry in which the potential lessee operates. Unguaranteed residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

The Partnership received a due diligence fee for work performed in connection with the equipment note receivable which is included in other income in the accompanying condensed statements of operations.

Initial direct costs - The Partnership will capitalize initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. These costs will be amortized on a lease by lease basis based on actual contract term of each lease using the effective interest rate method for finance leases and the straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and will be expensed as incurred as acquisition expense.

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

Income taxes – As a partnership, no provision for income taxes is recorded since the liability for such taxes is that of each of the Partners rather than the Partnership. The Partnership's income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

Uncertain tax positions - The Partnership has adopted the provisions of Accounting for Uncertainty in Income Taxes ("Uncertain Tax Position"). Uncertain Tax Position prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under Uncertain

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2013

(Unaudited)

Tax Position, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Partnership has evaluated its entity level tax position for the years ended December 31, 2012, and does not expect any material adjustments to be made. The tax year 2012 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data – Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Foreign currency transactions - The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments in international locations. Accordingly, certain assets and liabilities are translated at either the current monthly exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s condensed results of operations.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830), Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 resolves diversity in practice related to financial reporting involving a parent entity’s accounting for the cumulative translation adjustment of foreign currency into net income upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 clarifies that the sale of an investment in a foreign entity includes, (i) events that result in the loss of a controlling financial interest in a foreign entity and (ii) events that result in an acquirer’s obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date, otherwise known as a step acquisition. Upon the occurrence of these events, the cumulative translation adjustment should be released into net income. ASU 2013-05 is effective for fiscal years and interim periods beginning after December 15, 2014. The Partnership does not expect the adoption of ASU 2013-05 to impact its financial position or its results of operations.

3.

Related Party Transactions

The General Partner is responsible for the day-to-day operations of the Partnership and the Investment Manager makes all investment decisions and manage the investment portfolio of the Partnership. The Partnership pays  the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2013

(Unaudited)

During 2012, the General Partner made a $1,000 cash advance to the Partnership to pay for any incidental costs. At June 30, 2013 and December 31, 2012, this amount is shown as due to SQN AIF IV GP, LLC in the accompanying condensed balance sheets. This amount was repaid during July 2013.

The Partnership pays the Investment Manager during the Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. For the three and six months ended June 30, 2013, the Partnership accrued $125,000 in management fee expense which is recorded in management fee – Investment Manager in the accompanying condensed statements of operations.

Prior to the Partnership breaking escrow on May 29, 2013, any monies paid by the Investment Manager for offering expenses incurred on behalf of the Partnership were not the responsibility of the Partnership due to the possibility that the Partnership may not break escrow. Until such time, these obligations were the responsibility of the General Partner. On May 29, 2013, the Partnership recorded a payable to the Investment Manager for offering expenses previously paid totaling $225,468. During May 2013 and June 2013, the Partnership reimbursed the Investment Manager $89,850 for offering expenses. At June 30, 2013, the Partnership has a payable due to SQN Capital Management LLC of $260,618. As the Partnership receives additional Limited Partner capital contributions it will continue to pay down this liability.

Securities is a Delaware limited liability company and is majority-owned subsidiary of the Partnership’s Investment Manager. Securities in its capacity as the Partnership’s selling agent receives an underwriting fee of 3% of the gross proceeds of this offering (excluding proceeds, if any, the Partnership receives from the sale of the Partnership’s Units to the General Partner or its affiliates). While Securities is initially acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future. For the six months ended June 30, 2013, Securities earned $35,835 in underwriting fees and the Partnership paid Securities $31,500. The Partnership incurred an additional $137,961 in underwriting fees discounts which are included in underwriting fees in the condensed statement of changes in partners’ equity. At June 30, 2013, the Partnership has a payable due to SQN Securities of $4,335 in the accompanying condensed balance sheets.

4.

Equipment Note Receivable

Medical Equipment

On June 28, 2013, the Partnership entered into a $150,000 Promissory Note to finance the purchase of medical equipment located in the United States of America. The Promissory Note accrues interest at 14.48% per year and is payable in 36 monthly installments of principal and interest of $5,100. The Promissory Note is secured by the machinery and other personal property located at the borrowers principal place of business. The Promissory Note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the Promissory Note.

The future maturities of the Promissory Note at June 30, 2013 are as follows:

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2013

(Unaudited)

Years Ending June 30,
2013	$43,001
2014	49,657
2015	52,242

$144,900

5.

Accounts Payable and Accrued Liabilities

At June 30, 2013, the Partnership had accounts payable and accrued liabilities totaling $347,390. Of this amount $330,891 relates to professional services for legal and accounting work provided during the preparation and completion of the Partnership’s Prospectus, dated April 2, 2013, contained in the Partnership’s Registration Statement on Form S-1, as amended. During July 2013, the Partnership paid its professional service providers a total of $143,602, leaving a remaining balance of $187,289 due to the Partnership’s attorneys.

6.

Fair Value Measurements

The Partnership follows the fair value guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) for items that are required to be measured at fair value. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Partnership’s market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

Fair value information with respect to the Partnership’s leased assets and liabilities are not separately provided for since ASC 820 does not require fair value disclosures of leasing arrangements.

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, due to SQN AIF GP, LLC, due to SQN Securities, LLC and due to SQN Capital Management LLC, approximate fair value due to their short term until maturity.

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

	June 30, 2013 (Unaudited)		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable, including accrued interest	$145,015	$145,015	$—	$—

The carrying amount of the Partnership’s equipment note receivable, including accrued interest approximates, fair value at June 30, 2013, based on the following factors: (i) interest rates have been at or near historic low

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Financial Statements

Six Months Ended June 30, 2013

(Unaudited)

rates and the interest rate the Partnership was able to negotiate was significantly higher, (ii) interest rates have remained stable and the outlook for an increase in interest rates remains low and (iii) the short period of time between the Partnership funding of this equipment note receivable and the Partnership’s quarter end.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013:

Equipment Note
Receivable
Beginning balance, January 1, 2013	$—

Total gains (losses) included in earnings:
Interest income	115

Payments received on equipment note	(5,100)
Issuance of equipment note	150,000

Ending balance, June 30, 2013	$145,015

7.

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

8.

Subsequent Events

Limited Partner Capital Contributions

From July 1, 2013 through August 9, 2013, the Partnership admitted an additional 8 Limited Partners with total cash contributions of $440,310, total capital contributions of $473,452 and 473.45 Units. The Partnership paid or accrued an underwriting fee to Securities totaling $13,209 and recorded an underwriting fee discount of $34,136.

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

We are currently in the Offering Period, which expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2015, which is two years from the date we were declared effective by the Securities and Exchange Commission (the “SEC”). During the Operating Period we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating period began on the date we admitted our first Limited Partners, the initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period is the period in which we will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

Our General Partner, our Investment Manager and their affiliates, including SQN Securities, LLC (“Securities’) in its capacity as our selling agent and certain non-affiliates (namely, Selling Dealers) receive fees and compensation from the offering of our Units, including the following, with any and all compensation paid to our General Partner solely in cash. We pay an underwriting fee of 3% of the gross proceeds of this offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to our selling agent or selling agents. While Securities initially acts as our exclusive selling agent, we may engage additional selling agents in the future. From these underwriting fees, a selling agent may pay Selling Dealers, as a marketing allowance, an aggregate of up to 1% of the offering proceeds of our Units sold by such Selling Dealers. This marketing allowance may be paid to Selling Dealers that actively assist in marketing efforts to reimburse them for permissible marketing expenses. This fee will vary, depending upon separately negotiated agreements with each Selling Dealer. In addition, we pay a sales commission to Selling Dealers up to 7% of the gross proceeds of this offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to Selling Dealers.

Our General Partner receives an organizational and offering expense allowance of up to 2% of our offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our Units. The organizational and offering expense allowance will be paid out of the proceeds of this offering. The organizational and offering expense allowance will not exceed the actual fees and expenses incurred by our General Partner and its affiliates. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing.

During our Operating Period and our Liquidation Period, our Investment Manager receives a management fee in an amount equal to the greater of (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions has been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of our Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month.

Our General Partner will initially receive 1% of all distributed distributable cash. Our General Partner has a Promotional Interest in us equal to 20% of all distributed distributable cash after we have provided a return to our Limited Partners of their respective capital contributions plus an 8% per annum, compounded annually, cumulative return on their capital contributions.

Recent Significant Transactions

Medical Equipment

On June 28, 2013, we entered into a $150,000 Promissory Note to finance the purchase of medical equipment located in the United States of America. The Promissory Note accrues interest at 14.48% per year and is payable in 36 monthly installments of principal and interest of $5,100. The Promissory Note is secured by the machinery and other personal property located at the borrowers principal place of business. The Promissory Note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the Promissory Note.

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

Lease Classification and Revenue Recognition

Each equipment lease we enter into is classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease, or when there are significant changes to the lease terms. We capitalize initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead), if any, and external broker fees incurred with the lease origination. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense. For a finance lease, initial direct costs are capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

For finance leases, we record, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, if any, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on the straight-line basis over the lease term. Billed operating lease receivables are included in accounts receivable until collected. Accounts receivable is stated at its estimated net realizable value. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on the straight-line basis.

Our Investment Manager has an investment committee that approves each new equipment lease and other project financing transaction. As part of its process, the investment committee determines the residual value, if any, to be used once the investment has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our impairment review policy.

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

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.

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

Depreciation

We record depreciation expense on equipment when the lease is classified as an operating lease.  In order to calculate depreciation, we first determine the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is our estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Business Overview

Our Offering period commenced on April 2, 2013 and will last until the earlier of (i) April 2, 2015, which is two years from the commencement of our Offering Period, or (ii) the date that we have raised $200,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale and we have completed the application process with 46 states, so we can solicit our Units for sale in those states. During the Offering Period it is anticipated that the majority of our cash in-flows will be derived from financing activities and be the direct result of capital contributions from investors.

During our Operating Period, which began on May 29, 2013, the date of our initial closing, we will use the net offering proceeds from Limited Partner capital contributions to acquire our initial investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and project financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this time-frame we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period we believe the majority of our cash out-flows will be from investing activities as we acquire additional investments and to a lesser extend from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental payments.

Results of Operations for the three and six months ended June 30, 2013

We are currently in both our Offering Period and our Operating Period, both of which began on May 29, 2013. The Offering Period is designated as the period in which we raise capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities though the sale of our Units to investors. Through June 30, 2013, we admitted 3 Limited Partners with total cash contributions of $1,600,000, total capital contributions of $1,737,962 resulting in the sale of 1,737.96 Units. The Partnership paid or accrued an underwriting fee to Securities totaling $35,834 and recorded an underwriting fee discount of $137,962. One of these investments totaled $1,500,000.

We have also entered our Operating Period, which is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash out-flows from investing activities as we acquire leased equipment. We also expect our operating activities to generate cash in-flows during this time as we collect rental payments from the leased assets we acquire. Our first transaction was a financing transaction on June 28, 2013, therefor we have nominal revenue for both the three and six months ended June 30, 2013.

Prior to our being declared effective by the SEC on April 5, 2013, we had no revenue or expenses. Accordingly, our operations for both the three and six months ended June 30, 2013 are identical. We will discuss both periods together.

Our revenue for the three and six months ended June 30, 2013 is summarized as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Revenue:
Interest income	129	129
Other Income	1,000	1,000

Total Revenue	$1,129	$1,129

For both the three and six months ended we earned $1,129 in total revenue. The revenue earned from other income was a due diligence fee for work performed in connection with the equipment note receivable. We do not expect this to generate material revenue going forward. As we acquire finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly.

Our expenses for the three and six months ended June 30, 2013 are summarized as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Expenses:
Management fees - Investment Manager	125,000	125,000
Professional fees	16,500	16,500
Organizational expenses	20,000	20,000
Fund administration expense	650	650
Total Expenses	$162,150	$162,150

For both the three and six months ended on June 30, 2013 we incurred $162,150 in total expenses. Our largest expense during this period was $125,000 for management fees paid to our Investment Manager. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We incurred $20,000 in organization expenses, which is a one-time expense and we do not expect this to be a recurring charge. We also incurred $16,500 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC. As the size and complexity of our activities grow we expect professional fees will increase accordingly. As we enter into finance leases and operating leases we will incur additional expenses, such as acquisition expenses and depreciation and amortization.

Net Loss

As a result of the factors discussed above we incurred a net loss for both the three and six months ended June 30, 2013 of $161,021.

Liquidity and Capital Resources

Sources and Uses of Cash

Six Months Ended June 30,
2013
Cash provided by (used in):
Operating activities	$364
Investing activities	$(144,900)
Financing activities	$1,479,150

Sources of Liquidity

We are currently in both our Offering Period and our Operating Period. The Offering Period is the time frame in which we raise capital contributions from investors through the sale of our Units. As such, we expect that during our Offering Period a substantial portion of our cash in-flows will be from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be for investing activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2013 was $364 and was primarily driven by the following factors; (i) an increase in accounts payable and accrued expenses of $36,500 and (ii) an increase in due to SQN Capital Management LLC of $125,000 which represents the unpaid June 2013 management fee payable to our Investment Manager. Offsetting these increases was a net loss for the six months ended June 30, 2013 of $161,021. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease transactions we will enter into. We anticipate that as we enter into additional equipment leasing transactions we will generate greater net cash in-flows from operations principally from rental payments received from lessees.

Investing Activities

Cash used in investing activities was $144,900 for the six months ended June 30, 2013. This decrease was solely related to our entering into an equipment note receivable transaction for $150,000. The borrower made a principal payment of $5,100 purchase.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2013 was $1,479,150 and was primarily due to the sale of our Units to investors. We began our Offering Period on May 29, 2013 with the admission of 3 Limited Partners with total cash contributions of $1,600,000. Offsetting this increase were underwriting fees paid to Securites of $31,500 and the partial reimbursement of offering expenses paid to our Investment Manager.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

Our income, losses and distributions is allocated 99% to our Limited Partners and 1% to our General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to our Limited Partners and 20% to our General Partner.

We enter into contracts that contain a variety of indemnifications. Our maximum exposure under these arrangements is not known.

In the normal course of business, we enter into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party's gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of our General Partner and our Investment Manager, no liability will arise as a result of these provisions. Should any such indemnification obligation become payable, we would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.

Off-Balance Sheet Transactions

None.

Contractual Obligations

At June 30, 2013, we had accounts payable and accrued liabilities totaling $347,390. Of this amount $330,891 related to professional services for legal and accounting work provided during the preparation and completion of our Prospectus, dated April 2, 2013, contained in the our Registration Statement on Form S-1, as amended. During July 2013, we paid our professional service providers a total of $143,602, leaving a remaining balance of $187,289 due to the Partnership’s attorneys. We expect to repay this amount as we raise additional capital contributions from the sales of our Units to Limited Partners.

At June 30, 2013, we have a payable to our Investment Manager totaling $260,618 which is comprised of the following: (i) $135,618 for offering expenses paid on our behalf prior to our beginning our Offering Period and (ii) $125,000 for our June 2013 management fee. We expect to repay these amounts as we raise additional capital contributions from the sales of our Units to Limited Partners.

During our Operating Period, we pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed.

Subsequent Events

Limited Partner Capital Contributions

From July 1, 2013 through August 9, 2013, we admitted an additional 8 Limited Partners with total cash contributions of $440,310, total capital contributions of $473,452 and 473.45 Units. We paid or accrued an underwriting fee to Securities totaling $13,209 and recorded an underwriting fee discount of $34,136.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s  and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. Our Offering Period commenced on April 2, 2013 and is anticipated to end no later than April 2, 2015. We had our initial closing for the admission of Limited Partners in the partnership on May 29, 2013. From May 29, 2013 through June 30, 2013, we admitted 3 Limited Partners with total cash contributions of $1,600,000, total capital contributions of $1,737,962 resulting in the sale of 1,737.96 Units. We paid or accrued an underwriting fee to Securities totaling $35,834 and recorded an underwriting fee discount of $137,962.

From July 1, 2013 through August 9, 2013, we admitted an additional 8 Limited Partners with total cash contributions of $440,310, total capital contributions of $473,452 resulting in the sale of 473.45 Units. We paid or accrued an underwriting fee to Securities totaling $13,209 and recorded an underwriting fee discount of $34,136.

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

August 15, 2013

/s/ Jeremiah Silkowski
Jeremiah Silkowski
Chief Executive Officer and President (Principal Executive Officer)

August 15, 2013

/s/ David C. Wright
David C. Wright
Chief Financial Officer (Principal Accounting and Financial Officer)