Form 10-Q
period 2013-09-30
SQN AIF IV, L.P.
filed 2013-11-14
CIK 1560046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION FROM __________ TO __________.

COMMISSION FILE NUMBER: 333-184550

SQN AIF IV, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-4740732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

110 William Street, 26th Floor
New York, NY	10038
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (212) 422-2166

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

At November 14, 2013, there were 5,430.49 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Condensed Balance Sheets

Assets
	September 30, 2013 (Unaudited)	December 31, 2012
Cash and cash equivalents	$833,541	$1,600
Equipment notes receivable, including accrued interest of $1,823 and $—	2,430,792	—
Subscription receivable	—	500

Total Assets	$3,264,333	$2,100

Liabilities and Partner’s Equity
Accounts payable and accrued liabilities	$33,263	$—
Unearned interest income	203,984	—
Due to SQN AIF IV GP, LLC	—	1,000
Due to SQN Securities, LLC	18,756	—
Due to SQN Capital Management LLC	65,618	—

Total Liabilities	321,621	1,000

Partners’ Equity (Deficit):
Limited Partner	2,948,159	1,000
General Partner	(5,447)	100

Total Partners’ Equity	2,942,712	1,100

Total Liabilities and Partner’s Equity	$3,264,333	$2,100

See notes to condensed financial statements.

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Revenue:
Interest income	$9,784	$9,913
Other income	—	1,000

Total Revenue	9,784	10,913

Expenses:
Management fees — Investment Manager	375,000	500,000
Professional fees	17,409	33,909
Organizational expenses	—	20,000
Acquisition costs	7,958	7,958
Fund administration expense	2,960	3,610
Other expenses	184	184

Total Expenses	403,511	565,661

Net loss	$(393,727)	$(554,748)

Net loss allocable to:
Limited Partners	$(389,790)	$(549,201)
General Partner	(3,937)	(5,547)

Net loss	$(393,727)	$(554,748)

Weighted average number of limited partnership interests outstanding	2,589.39	2,356.66

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(150.53)	$(233.04)

See notes to condensed financial statements.

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Condensed Statements of Changes in Partners’ Equity
Nine Months Ended September 30, 2013
(Unaudited)

	Limited Partnership Interests	Total	General Partner	Limited Partner
Balance, January 1, 2013	1.00	$1,100	$100	$1,000

Limited Partner’s capital contributions	4,677.70	4,677,703	—	4,677,703
Offering expenses	—	(712,573)	—	(712,573)
Underwriting fees	—	(467,770)	—	(467,770)
Net loss	—	(554,748)	(5,547)	(549,201)
Redemption of initial Limited Partner contribution	—	(1,000)	—	(1,000)

Balance, September 30, 2013	4,678.70	$2,942,712	$(5,447)	$2,948,159

See notes to condensed financial statements.

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Condensed Statement of Cash Flows
(Unaudited)

Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net loss	$(554,748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued interest income	(1,823)
Change in operating assets and liabilities:
Accounts payable and accrued expenses	33,264
Unearned interest income	203,983
Due to SQN Capital Management, LLC	55,000
Subscription receivable	—

Net cash used by operating activities	(264,324)

Cash flows from investing activities:
Cash paid for equipment notes receivable	(2,650,000)
Repayment of equipment notes receivable	221,031

Net cash used in investing activities	(2,428,969)

Cash flows from financing activities:
Cash received from Limited Partner capital contributions	4,334,460
Cash paid for Limited Partner contribution redemption	(1,000)
Cash paid for partner advances	(1,000)
Cash paid for underwriting fees	(105,271)
Cash paid for organizational and offering costs	(701,955)

Net cash provided by financing activities	3,525,234

Net increase in cash and cash equivalents	831,941
Cash and cash equivalents, beginning of period	1,600

Cash and cash equivalents, end of period	$833,541

Supplemental disclosure of non-cash investing activities:
Offering expenses paid by SQN Capital Management, LLC	$225,468

See notes to condensed financial statements.

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

1.	Nature of Operations and Organization

Nature of business and operations — The condensed financial statements of SQN AIF IV, L.P. (the “Partnership”) at September 30, 2013 and for three and nine months ended September 30, 2013 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim period. The results reported in these condensed financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes in the Partnership’s Prospectus, dated April 2, 2013, contained in the Partnership’s Registration Statement on Form S-1, as amended.

Organization — The Partnership was formed on August 10, 2012, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2036.

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

The Partnership’s Investment Manager made the initial cash payment to the Partnership of $1,000. The Partnership refunded the initial Limited Partner’s interest of $1,000 during early July 2013.

The Partnership’s income, losses and distributions will be allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributed distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

Partnership is currently in the Offering and Operating Period, which expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2015, which is two years from the date the Partnership was declared effective by the SEC. During the Operating Period the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period begins on the date of the partnership’s initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), a majority-owned subsidiary of the Partnership’s Investment Manager, is currently acting as the Partnership’s exclusive selling agent. The Partnership may engage additional selling agents in the future. The Partnership pays 3% of the gross proceeds of the offering (excluding proceeds, if any, the Partnership receives from the sale of its Units to the General Partner or its affiliates) to its selling agent or selling agents as an underwriting fee. In addition, the Partnership will pay a 7% sales commission to broker-dealers unaffiliated with our General Partner who will be selling our Units, on a best efforts basis. When Units are not sold the 7% sales commission is not required to be paid. The Partnership applies the proceeds that would otherwise be payable as Sales Commission toward the purchase of additional fractional Units at $1,000 per Unit. The Partnership records an underwriting fee discount for the difference between the Unit price and cash selling price for these sales. On May 29, 2013, one investor paid $1,500,000 for Partnership Units and received 1,630.43 Units. The Partnership recorded the difference between the cash purchase price and the Unit price as an underwriting fee discount.

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

From May 29, 2013 through September 30, 2013, the Partnership admitted 41 Limited Partners with total capital contributions of $4,677,703 resulting in the sale of 4,677.70 Units. The Partnership received cash of $4,333,960 and applied $343,743 which would have otherwise been paid as sales commission to the purchase of additional Units. The Partnership paid or accrued an underwriting fee to Securities totaling $124,027.

2.	Summary of Significant Accounting Policies

Cash and cash equivalents — The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts maintained at financial institutions.

The Partnership’s cash and cash equivalents are held principally at one financial institution and at times may exceed federally insured limits. The Partnership has placed these funds in high quality institution in order to minimize risk relating to exceeding insured limits.

Finance lease receivables and allowance for doubtful accounts — In the normal course of business, the Partnership will provide credit or financing to its customers, perform credit evaluations of these customers, and maintain reserves for potential credit losses. These credit or financing transactions will normally be collateralized by the equipment being financed. In determining the amount of allowance for doubtful accounts, the Investment Manager will consider historical credit losses, the past due status of receivables, payment

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

history, and other customer-specific information. The past due status of a receivable is based on its contractual terms. Expected credit losses will be recorded as an allowance for doubtful accounts. Receivables are written off when the Investment Manager determines they are uncollectible.

Credit risk — In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnerships’ counterparty to an agreement will, at some point, either has an inability or unwillingness to make contractually required payments. The Partnership expects concentrations of credit risk with respect to lessees to be dispersed across different industry segments and different regions of the world.

Asset impairments — The significant assets in the Partnership’s investment portfolio will be periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made.

The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual value in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment will include a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Notes Receivable — Equipment notes receivable are reported in the Partnership’s condensed balance sheets as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the Partnership’s condensed balance sheets. Income is recognized over the life of the agreement. On certain equipment notes receivable, specific payment terms were reached. Any prepayments on these terms resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed statements of operations using the effective interest rate method. The equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Partnership periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Revenue recognition — The Partnership will record revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of the lease or when there are significant changes to the lease terms.

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

The Partnership will lease equipment to third parties and each such lease may be classified as either a finance lease or an operating lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

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

The Investment Manager has an investment committee that approves each new equipment lease, financing transaction, and lease acquisition. As part of its process it determines the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees’ business, the length of the lease and the industry in which the potential lessee operates. Unguaranteed residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

The Partnership received a due diligence fee for work performed in connection with the equipment notes receivable which is included in other income in the accompanying condensed statements of operations.

Initial direct costs — The Partnership will capitalize initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. These costs will be amortized on a lease by lease basis based on actual contract term of each lease using the effective interest rate method for finance leases and the straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and will be expensed as incurred as acquisition expense.

Acquisition expense — Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to the selection and acquisition of leased equipment which are to be borne by the Partnership under the terms of the Partnership Agreement, as amended. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

Income taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is that of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

Uncertain tax positions — The Partnership has adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Position”). Uncertain Tax Position prescribes recognition thresholds that must be met

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under Uncertain Tax Position, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax position for the years ended December 31, 2012, and does not expect any material adjustments to be made. The tax year 2012 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data — Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Foreign currency transactions — The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currency. Accordingly, certain assets and liabilities are translated at either the current monthly exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s condensed results of operations.

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity's governing documents from the entity's inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity's inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S.GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1%

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash.

During 2012, the General Partner made a $1,000 cash advance to the Partnership to pay for any incidental costs. At December 31, 2012, this amount is shown as due to SQN AIF IV GP, LLC in the accompanying condensed balance sheets. This amount was repaid during July 2013 and therefore has a $0 balance due as of September 30, 2013.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. For the three and nine months ended September 30, 2013, the Partnership accrued $375,000 and $500,000, respectively, in management fee expense which is recorded in management fee — Investment Manager in the accompanying condensed statements of operations.

Prior to the Partnership breaking escrow on May 29, 2013, any monies paid by the Investment Manager for offering expenses incurred on behalf of the Partnership, were not the responsibility of the Partnership due to the possibility that the Partnership may not break escrow. Until such time, these obligations were the responsibility of the General Partner. On May 29, 2013, the Partnership recorded a payable to the Investment Manager for offering expenses previously paid totaling $225,468. Through September 30, 2013, the Partnership incurred the following:

Nine Months Ended September 30, 2013
Offering expenses incurred on behalf of Partnership	$225,468
Management fee due to Investment Manager	55,000
Reimbursements to Investment Manager by the Partnership	(214,850)
Balance due to Investment Manager	$65,618

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

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

For the three and nine months ended September 30, 2013, the Partnership incurred the following transactions with Securities:

Nine Months Ended September 30, 2013
Underwriting fees earned by Securities
Underwriting fees earned by Securities	$124,027
Payments by the Partnership to Securities	(105,271)
Balance due to Securities	$18,756

Underwriting discount incurred by the Partnership	$343,743
Underwriting fees earned by Securities	124,027
Total underwriting fees	$467,770

Subsequent September 30, 2013, the Partnership paid all remaining balance due Securities.

4.	Equipment Notes Receivable

Medical Equipment

On June 28, 2013, the Partnership entered into a $150,000 Promissory Note to finance the purchase of medical equipment located in the United States of America. The Promissory Note will be paid through 36 monthly installments of principal and interest of $5,100. The Promissory Note is secured by the medical equipment and other personal property located at the borrowers principal place of business. The Promissory Note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the Promissory Note.

Mining Equipment

On September 27, 2013, the Partnership entered into a loan facility with Andes Construction & Mining, Inc. (“Andes”) to provide financing in an amount up to $3,000,000. Andes is a Florida based company that has built, refurbished and serviced mineral refining and mining equipment in the United States, Central and South America for more than 30 years. The loan facility is secured by equipment that refines precious metals and other minerals. The Partnership advanced $2,500,000 to Andes during September 2013. The loan facility requires monthly payments of principal and interest of $69,577 and a balloon payment of $500,000 which equates to an effective interest rate of 23.25%. The loan facility is scheduled to mature in September 2017. Andes’ obligations under the loan facility are personally guaranteed by two majority shareholders of Andes.

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

The future maturities of the notes receivable at September 30, 2013 are as follows:

Years ended September 30,
2014	$227,879
2015	481,526
2016	574,000
2107	654,199
2018	491,365

$2,428,969

5.	Fair Value Measurements

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

Level 1 Inputs — Quoted prices for identical instruments in active markets.

Level 2 Inputs — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs — Instruments with primarily unobservable value drivers.

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

The carrying amount of the Partnership’s equipment notes receivable, including accrued interest approximates, fair value at September 30, 2013, based on the following factors: (i) interest rates have been at or near historic low, (ii) interest rates have remained stable and the outlook for an increase in interest rates remains low and (iii) the short period of time between the Partnership funding of this equipment note receivable and the Partnership’s quarter end. Currently, due to the short-term existence of each of these transactions, management concluded that book value approximates the fair value of each of the assets. Management will continue to re-assess at each balance sheet date.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013:

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

Equipment Note Receivable
Beginning balance, January 1, 2013	$—

Total gains (losses) included in earnings:
Interest income	6,156

Payments received on equipment note	(429,347)

Unearned interest income	203,983

Issuance of equipment note	2,650,000

Ending balance, September 30, 2013	$2,430,792

6.	Indemnifications

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.

In the normal course of business, the Partnership will enter into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner and the Investment Manager, no liability will arise as a result of these provisions. The General Partner and Investment Manager knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.

7.	Subsequent Events

Limited Partner Capital Contributions

From October 1, 2013 through November 14, 2013, the Partnership admitted an additional 11 Limited Partners with total cash contributions of $703,800, total capital contributions of $752,785 and 752.78 Units. The Partnership paid or accrued an underwriting fee to Securities totaling $22,584 and recorded an underwriting fee discount of $48,985.

SQN AIF IV, L.P.
(A Delaware Limited Partnership)
Notes to Condensed Financial Statements
Nine Months Ended September 30, 2013
(Unaudited)

Limited Partner Distributions

On October 1, 2013, Fund IV made its first scheduled quarterly distribution to its limited partners. Each limited partner received a pro-rated 6.5% per annum distribution payment. The distribution was funded entirely from cash from operations.

Loan Facility

On October 15, 2013, Fund IV extended a $300,000 loan facility to Pride Products, Inc. (“Pride”) secured by manufacturing equipment owned by Pride. Established in 1982, Pride is a New Jersey based manufacturer and assembler of various consumer products. The loan facility is scheduled to be repaid in 29 equal monthly installments. Pride’s obligations under the loan facility are personally guaranteed by a majority shareholder of Pride.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are currently in the Offering and Operating Period, which expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2015, which is two years from the date we were declared effective by the Securities and Exchange Commission (the “SEC”). During the Operating Period we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating period began on the date we admitted our first Limited Partners, the initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period is the period in which we will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

Our General Partner, our Investment Manager and their affiliates, including SQN Securities, LLC (“Securities”) in its capacity as our selling agent and certain non-affiliates (namely, Selling Dealers) receive fees and compensation from the offering of our Units, including the following, with any and all compensation paid to our General Partner solely in cash. We pay an underwriting fee of 3% of the gross proceeds of this offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to our selling agent or selling agents. While Securities initially acts as our exclusive selling agent, we may engage additional selling agents in the future. From these underwriting fees, a selling agent may pay Selling Dealers, as a marketing allowance, an aggregate of up to 1% of the offering proceeds of our Units sold by such Selling Dealers. This marketing allowance may be paid to Selling Dealers that actively assist in marketing efforts to reimburse them for permissible marketing expenses. This fee will vary, depending upon separately negotiated agreements with each Selling Dealer. In addition, we pay a sales commission to Selling Dealers up to 7% of the gross proceeds of this offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to Selling Dealers.

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

Medical Equipment Financing

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

Mining Equipment Financing

On September 27, 2013, the Partnership entered into a loan facility with Andes Construction & Mining, Inc. (“Andes”) to provide financing in an amount up to $3,000,000. Andes is a Florida based company that has built, refurbished and serviced mineral refining and mining equipment in the United States, Central and South America for more than 30 years. The loan facility is secured by equipment that refines precious metals and other minerals. Monthly payments of principal and interest are due under the loan facility which is scheduled to mature in September 2017. Andes’ obligations under the loan facility are personally guaranteed by two majority shareholders of Andes.

Manufacturing Equipment Financing

On October 15, 2013, Fund IV extended a $300,000 loan facility to Pride Products, Inc. (“Pride”) secured by manufacturing equipment owned by Pride. Established in 1982, Pride is a New Jersey based manufacturer and assembler of various consumer products. The loan facility is scheduled to be repaid in 29 equal monthly installments. Pride’s obligations under the loan facility are personally guaranteed by a majority shareholder of Pride.

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

Business Overview

Our Offering period commenced on April 2, 2013 and will last until the earlier of (i) April 2, 2015, which is two years from the commencement of our Offering Period, or (ii) the date that we have raised $200,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. Arkansas is the only state in which the application process has not be completed. During the Offering Period it is anticipated that the majority of our cash in-flows will be derived from financing activities and be the direct result of capital contributions from investors.

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

We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. Arkansas is the only state in which the application process has not been completed.

Results of Operations for the three and nine months ended September 30, 2013

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities though the sale of our Units to investors. Through September 30, 2013, we admitted 41 Limited Partners with total capital contributions of $4,677,703 resulting in the sale of 4,677.70 Units. The Partnership received cash of $4,333,960 and applied $343,743 which would have otherwise been paid as sales commission to the purchase of additional Units. The Partnership paid or accrued an underwriting fee to Securities totaling $124,027. One of these investments totaled $1,500,000.

We have also entered our Operating Period, which is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash out-flows from investing activities as we acquire leased equipment. We also expect our operating activities to generate cash in-flows during this time as we collect rental payments from the leased assets we acquire. Our first two transactions were financing transactions with advanced payments, therefore we have nominal earned revenue for both the three and nine months ended September 30, 2013.

Our revenue for the three months ended September 30, 2013 is summarized as follows:

Three Months Ended September 30, 2013
Revenue:
Interest income	9,784
Other Income	—

Total Revenue	$9,784

For the three months ended September 30, 2013 we earned $9,784 in total revenue. As we acquire finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly.

Our expenses for the three months ended September 30, 2013 are summarized as follows:

Three Months Ended September 30, 2013
Expenses:
Management fees — Investment Manager	375,000
Professional fees	17,409
Organizational expenses	—
Acquisition costs	7,958
Fund administration expense	2,960
Other expenses	184
Total Expenses	$403,511

For the three months ended on September 30, 2013 we incurred $403,511 in total expenses. Our largest expense during this period was $375,000 for management fees paid to our Investment Manager. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We also incurred $17,409 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC. As the size and complexity of our activities grow we expect professional fees will increase accordingly. As we enter into finance leases and operating leases we will incur additional expenses, such as acquisition expenses and depreciation and amortization.

Net Loss

As a result of the factors discussed above we incurred a net loss for the three months ended September 30, 2013 of $393,727.

Our revenue for the nine months ended September 30, 2013 is summarized as follows:

Nine Months Ended September 30, 2013
Revenue:
Interest income	9,913
Other Income	1,000

Total Revenue	$10,913

For the nine months ended we earned $10,913 in total revenue. The total earned revenue is primarily attributable to the interest income earned on the equipment notes receivable.

Our expenses for the nine months ended September 30, 2013 are summarized as follows:

Nine Months Ended September 30, 2013
Expenses:
Management fees — Investment Manager	500,000
Professional fees	33,909
Organizational expenses	20,000
Acquisition costs	7,958
Fund administration expense	3,610
Other expenses	184
Total Expenses	$565,661

For the nine months ended on September 30, 2013 we incurred $565,661 in total expenses. Our largest expense during this period was $500,000 for management fees paid to our Investment Manager. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We incurred $20,000 in organization expenses, which is a one-time expense and we do not expect this to be a recurring charge. We also incurred $33,909 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC. As the size and complexity of our activities grow we expect professional fees will increase accordingly. As we enter into finance leases and operating leases we will incur additional expenses, such as acquisition expenses and depreciation and amortization.

Net Loss

As a result of the factors discussed above we incurred a net loss for the nine months ended September 30, 2013 of $554,748.

Liquidity and Capital Resources

Sources and Uses of Cash

Nine Months Ended September 30, 2013
Cash provided by (used in):
Operating activities	$(264,324)
Investing activities	$(2,428,969)
Financing activities	$3,525,234

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

Operating Activities

Cash used by operating activities for the nine months ended September 30, 2013 was $264,324 and was primarily driven by the following factors; (i) an increase in accounts payable and accrued expenses of $33,264, (ii) an increase is due to SQN Capital Management LLC of $55,000 which represents unpaid management fees payable to our Investment Manager and (iii) an increase in unearned interest income which represents the interest income to be recognized on the mining equipment note over the initial six month period. Offsetting these increases was a net loss for the nine months ended September 30, 2013 of $554,748. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash in-flows from operations principally from rental payments received from lessees.

Investing Activities

Cash used in investing activities was $2,428,969 for the nine months ended September 30, 2013. This increase was solely related to our entering into the equipment notes receivable transaction for $2,650,000. The borrowers made payments of $429,347 since original purchase.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2013 was $3,525,234 and was primarily due to the sale of our Units to investors. We began our Offering Period on April 2, 2013 and have admitted a total of 41 Limited Partners with total cash contributions of $4,334,460. Offsetting this increase were underwriting fees paid to Securities of $105,271 and offering expenses of $701,955.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitment and Contingencies

Our income, losses and distributions are allocated 99% to our Limited Partners and 1% to our General Partner until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 80% to our Limited Partners and 20% to our General Partner.

We enter into contracts that contain a variety of indemnifications. Our maximum exposure under these arrangements is not known.

In the normal course of business, we enter into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of our General Partner and our Investment Manager, no liability will arise as a result of these provisions. Should any such indemnification obligation become payable, we would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.

Off-Balance Sheet Transactions

None.

Contractual Obligations

At September 30, 2013, the Partnership had accounts payable and accrued liabilities totaling $33,263. This amount relates to professional services for legal and accounting work provided during the preparation and completion of the required filings. During October 2013, the Partnership paid the outstanding balance of $33,263 due for professional services.

At September 30, 2013, we have a payable to our Investment Manager totaling $65,618 which is comprised of the following: (i) $10,618 for offering expenses paid on our behalf prior to our beginning our Offering Period and (ii) $55,000 which represents the balance of unpaid management fees. We expect to repay these amounts as we raise additional capital contributions from the sales of our Units to Limited Partners.

During our Operating Period, we pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed.

Subsequent Events

Limited Partner Capital Contributions

From October 1, 2013 through November 14, 2013, the Partnership admitted an additional 11 Limited Partners with total cash contributions of $703,800, total capital contributions of $752,785 representing 752.78 Units. The Partnership paid or accrued an underwriting fee to Securities totaling $22,584 and recorded an underwriting fee discount of $48,985.

Limited Partner Distributions

On October 1, 2013, Fund IV made its first scheduled quarterly distribution to its limited partners. Each limited partner received a pro-rated 6.5% per annum distribution payment. The distribution was funded entirely from cash from operations.

Loan Facility

On October 15, 2013, Fund IV extended a $300,000 loan facility to Pride Products, Inc. (“Pride”) secured by manufacturing equipment owned by Pride. Established in 1982, Pride is a New Jersey based manufacturer and assembler of various consumer products. The loan facility is scheduled to be repaid in 29 equal monthly installments. Pride’s obligations under the loan facility are personally guaranteed by a majority shareholder of Pride.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

On September 20, 2013, David C. Wright resigned as Chief Financial Officer (principal financial and accounting officer) of, and in all other capacities with, the Partnership.

Mr. Wright’s resignation was made in connection with the decision by the Partnership and SQN Capital Management, LLC to outsource a portion of the accounting and reporting function of the Company’s principal financial and accounting officer in order to accommodate the firm’s continued growth and to leverage a deeper base of experience from multiple professionals in public company reporting, GAAP and tax accounting, financial modeling and general audit preparation services.

On September 20, 2013, Jeremiah J. Silkowski, the Company’s President and Chief Executive Officer, was appointed to serve as interim Chief Financial Officer (principal financial and accounting officer).

Other than the above changes, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Registration Statement on Form S-1, as amended, dated April 2, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. Our Offering Period commenced on April 2, 2013 and is anticipated to end no later than April 2, 2015. We had our initial closing for the admission of Limited Partners in the partnership on May 29, 2013. From May 29, 2013 through September 30, 2013, we admitted 41 Limited Partners with total capital contributions of $4,677,703 resulting in the sale of 4,677.70 Units. The Partnership received cash of $4,333,960 and applied $343,743 which would have otherwise been paid as sales commission to the purchase of additional Units. The Partnership paid or accrued an underwriting fee to Securities totaling $124,027.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safely Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-184550
SQN AIF IV GP, LLC
General Partner of the Registrant

November 14, 2013

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO