Form 10-K
period 2013-12-31
SQN AIF IV, L.P.
filed 2014-03-31
CIK 1560046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM TO .

COMMISSION FILE NUMBER: 333-184550

SQN AIF IV, L.P.
(Exact name of registrant as specified in its charter)

Delaware	36-4740732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

110 William Street, 26th Floor New York, NY	10038
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (212) 422-2166
Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act: Units of Limited Partnership Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable. There is no established market for the units of limited partnership interests of the registrant.

Number of outstanding units of limited partnership interests of the registrant on March 28, 2014 was 10,528.77

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN AIF IV L.P.
Annual Report on Form 10-K for Year Ended December 31, 2013

PART I

As used in this Annual Report on Form 10-K, references to “we,” “us,” “our” or similar terms include SQN AIF IV L.P and its subsidiaries.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time, which are subject to the safe harbor created by those sections. Forward-looking statements are those that do not relate solely to historical fact and include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our General Partner and our Investment Manager. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors discussed from time to time in this Annual Report on Form 10-K, including the risks described in greater detail in “Risk Factors” in Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7. In addition, such statements could be affected by risks and uncertainties related to our ability to raise additional equity contributions, investment objectives, competition, government regulations and requirements, the ability to find suitable equipment transactions, as well as general industry and market conditions and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

AVAILABILITY OF INFORMATION

You may read and copy any of our materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such materials also can be obtained free of charge at the SEC’s website, www.sec.gov, or by mail from the Public Reference Room of the SEC, at prescribed rates. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC. This information can be accessed at the web site http://www.sec.gov.

Item 1. Business

Our History

We were organized as a Delaware limited partnership on August 10, 2012 and are engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. We will terminate no later than December 31, 2036.

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

Our Investment Manager made a cash payment to us of $1,000 for an initial Limited Partnership interest. We refunded the initial Limited Partner’s interest of $1,000 during early July 2013.

Our income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We are currently in the Offering and Operating Period. The Offering Period expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2015, which is two years from the date we were declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, we will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period, which tentatively begins three years after the start of the Operating Period, is the period in which we will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), a majority-owned subsidiary of the Investment Manager, is currently acting as our exclusive selling agent. We may engage additional selling agents in the future. We pays 3% of the gross proceeds of the offering (excluding proceeds, if any, we receive from the sale of its Units to the General Partner or its affiliates) to its selling agent or selling agents as an underwriting fee. In addition, we will pay a 7% sales commission to broker-dealers unaffiliated with our General Partner who will be selling our Units, on a best efforts basis. When Units are not sold by unaffiliated broker-dealers the 7% sales commission is not required to be paid. We apply the proceeds that would otherwise be payable as Sales Commission toward the purchase of additional fractional Units at $1,000 per Unit. We record an underwriting fee discount for the difference between the Unit price and cash selling price for these sales. On May 29, 2013, one investor paid $1,500,000 for Partnership Units and received 1,630.43 Units. We recorded the difference between the cash purchase price and the Unit price as an underwriting fee discount.

During the Operating Period, we plan to make quarterly distributions of cash to the Limited Partners, if, in the opinion of our Investment Manager, such distributions are in our best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). On October 1, 2013, we made our first quarterly distribution to its limited partners totaling approximately $53,700.

During December 2013, we formed a special purpose entity, SQN Echo LLC (“Echo”), a Limited Liability Company registered in the state of Delaware which is 80% owned by the Partnership and 20% by SQN Alternate Investment Fund III (“Fund III”), an affiliate. Fund III is an equipment leasing fund managed by our Investment Manager. Fund III contributed $550,000 to purchase a 20% share of Echo which is presented as non-controlling interest on the accompanying consolidated financial statements. On December 20, 2013, Echo entered into an agreement with unrelated third parties for the purchase of two portfolios of leases for $17,800,000. The portfolios consist of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse debt in connection with the portfolio purchase.

Our Business

Our principal investment strategy is to invest in business-essential, revenue-producing (or cost-savings) equipment and other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. We expect to achieve our investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

We operate a fund in which the capital invested by our Limited Partners is pooled together. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.

Many of our investments are anticipated to be structured as full payout or operating equipment leases. In addition, we invest by way of participation agreements and residual sharing agreements where we acquire an interest in a pool of equipment or other assets or rights to the equipment or other assets, at a future date. We also structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we use other investment structures, such as vendor and rental programs that our Investment Manager believes will provide us the appropriate level of security, collateralization, and flexibility to optimize our return on investment while protecting against downside risk. In most cases, the structure includes us holding title to or a priority position in the equipment or other assets.

Although the final composition of our portfolio cannot be determined at this stage, we expect to invest in equipment and other assets that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager may identify other assets or industries that meet our investment objectives. We expect to invest in equipment, other assets, and project financings located primarily within the United States of America and the European Union but may also make investments in other parts of the world.

We divide our life into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. Our Offering period commenced on April 2, 2013 and will last until the earlier of (i) April 1, 2015, which is two years from the commencement of our Offering Period, or (ii) the date that we have raised $200,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. Arkansas is the only state in which the application process has not been completed. During the Offering Period it is anticipated that the majority of our cash in-flows will be derived from financing activities and be the direct result of capital contributions from investors.

During the Operating Period, we plan to make quarterly distributions of cash to the Limited Partners, if, in the opinion of our Investment Manager’s such distributions are in our best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). On October 1, 2013, Fund IV made its first scheduled quarterly distribution to its limited partners totaling approximately $53,700.

From May 29, 2013 through December 31, 2013, we admitted 84 Limited Partners with total capital contributions of $7,586,650 resulting in the sale of 7,586.65 Units. We received cash of $7,046,490 and applied $540,160 which would have otherwise been paid as sales commission to the purchase of an additional 540.16 Units. We paid or accrued an underwriting fee to Securities totaling $198,627.

A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

At December 31, 2013, we had total assets of $21,323,745. Of this amount, $20,408,938 was for various investments: (i) $11,165,590 related to investments in equipment subject to operating leases in the SQN Echo portfolio, (ii) $2,692,900 was associated with a portfolio of equipment notes receivable and accrued interest, (iii) $6,550,448 was associated with a portfolio of the SQN Echo equipment notes and accrued interest, (iv) initial direct costs of 316,448 associated with the origination and funding of lease assets, (v) a collateralized loan receivable of $324,519 including accrued interest and (vi) other assets of $127,500. For the year ended December 31, 2013, one of our lessees’ accounted for approximately 80% of our total rental income and interest income. The equipment notes receivable earned $158,628 of interest income during the year ended December 31, 2013. For the year ended December 31, 2013, we had net loss of $862,463.

At December 31, 2013, our equipment portfolio consisted of the following transactions:

Echo Leases

In December 2013, we formed a special purpose entity SQN Echo LLC (“Echo”), a Limited Liability Company registered in the state of Delaware which is 80% owned by us and 20% by SQN Alternate Investment Fund III (“Fund III”), an affiliate. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for approximately $17,800,000. The portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable.

Medical Equipment

On June 28, 2013, we entered into a $150,000 Promissory Note to finance the purchase of medical equipment located in Tennessee. The Promissory Note will be paid through 36 monthly installments of principal and interest of $5,100. The note is scheduled to mature on May 28, 2106. The Promissory Note is secured by the medical equipment and other personal property located at the borrowers principal place of business. The Promissory Note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the Promissory Note. For the year ended December 31, 2013, the medical equipment note earned $9,988 of interest income.

Mining Equipment

On September 27, 2013, we entered into a loan facility with Andes Construction & Mining, Inc. (“Andes”) to provide financing in an amount up to $3,000,000. Andes is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility is secured by equipment that refines precious metals and other minerals. We advanced $2,500,000 to Andes during September 2013. The loan facility requires 48 monthly payments of principal and interest of $69,577 and a balloon payment of $500,000 upon maturity which equates to an effective interest rate of 23.25%. The loan facility is scheduled to mature in September 2017. For the year ended December 31, 2013, the mining equipment note earned $126,807 of interest income. Andes’ obligations under the loan facility are personally guaranteed by two majority shareholders of Andes.

Manufacturing Equipment

On October 15, 2013, we entered into a $300,000 loan facility with Pride Products, Inc. (“Pride”) secured by manufacturing equipment owned by Pride. Pride is a New Jersey based manufacturer and assembler of various consumer products. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. The loan facility is scheduled to mature on February 15, 2016. For the year ended December 31, 2013, the manufacturing equipment note earned $10,807 of interest income. Pride’s obligations under the loan facility are also personally guaranteed by a majority shareholder of Pride.

Segment Information

We are engaged in a single business segment, the ownership and investment in leased equipment, which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, we may also purchase equipment and sell it directly to our leasing customers.

Competition

The commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. Our competitors are varied and include other equipment leasing and finance funds, hedge funds, private equity funds, captive and independent finance companies, commercial and industrial banks, manufacturers and vendors.

Other equipment finance companies and equipment manufacturers or their affiliated financing companies may be in a position to offer equipment to prospective customers on financial terms that are more favorable than those that we can offer. There are numerous other potential entities, including entities organized and managed similarly to us, seeking to make investments in leased equipment. Many of these potential competitors are larger and have greater financial resources than us.

We compete primarily on the basis of terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which may enhance returns. We believe our investment model may represent the best way for individual investors to participate in investing in leased equipment. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, we could fail to achieve our investment objectives. For additional information about our competition and other risks related to our operations, please see “Item 1A. Risk Factors.”

Employees

We have no direct employees. Our General Partner and/or our Investment Manager supervise and control our business affairs and service our investments.

Available Information

Our Annual Report on Form 10-K, our most recent Quarterly Reports on Form 10-Q and any amendments to those reports and our Current Reports on Form 8-K, if any, and any amendments to those reports are available free of charge on the SEC’s website at http://www.sec.gov or from our website at http://www.sqncapital.com.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5; Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 31, 2014
General Partner	1
Limited Partners	84

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.625% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. On October 1, 2013, we made our first scheduled quarterly distribution to our limited partners totaling approximately $53,700. We have accrued $537 for dividends payable to our General Partner as of December 31, 2013.

We are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2013. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Units and consistent with NASD Rule 2340(c), the value of our Units are estimated to be the offering price of $1,000 per Unit. At December 31, 2013, we were in our Operating Period which we began on May 29, 2013.

Following the completion of our Offering Period, the estimated value of our Units will be based on fair value assumptions of our various equipment investments using cash flow modeling techniques. To estimate the cash flow for each investment, we calculate the sum of: (i) the unpaid balance of minimum rents for our finance lease, (ii) amounts that will reasonably be expected to be collectible from our notes receivable, (iii) future rental income payments from non-cancellable lease agreements for equipment subject to operating leases and (iv) the residual value of our equipment leases, all discounted to arrive at the net present value for each such transaction and (v) our cash on hand. From this amount, we then subtract our total liabilities outstanding and then divide that difference by the total number of Units outstanding for the period.

The foregoing valuation is an estimate only. The methodology incorporated by our Investment Manager in estimating our per Unit value is subject to various limitations and is based on a number of assumptions and estimates that may or may not be accurate or complete. No liquidity discounts or discounts relating to the fact that we are currently externally managed were applied to our estimated per Unit valuation, and no attempt was made to value us as an enterprise.

As noted above, the foregoing valuation was performed solely for ERISA and FINRA purposes described above and was based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Units or our assets. Our Investment Manager did not obtain independent third-party appraisals for any of our assets. In addition, as stated above, as there is no significant public trading market for our Units at this time and none is expected to develop, there can be no assurance that Limited Partners could receive $1,000 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. Furthermore, there can be no assurance:

•	as to the amount you may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our Limited Partners may receive may be less than $1,000 per Unit primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay distribution expenses and organizational and offering expenses;

•	that the foregoing valuation, or the method used to establish the value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

•	that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Units.

The redemption price we offer to repurchase our Units utilizes a different valuation methodology than that which we use to determine the current value of our Units for ERISA and FINRA purposes described above. Therefore, the $1,000 per Unit does not reflect the amount that a Limited Partner should expect to receive under our redemption plan. In addition, there can be no assurance that a Limited Partner will be able to redeem their Units under our redemption plan. A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by any of our Limited Partners.

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

For the Year Ended, December 31, 2013
Total revenue	$298,764
Net loss	$(862,463)
Net loss allocable to Limited Partners	$(859,475)
Weighted average number of limited partnership interests outstanding	3,940.39
Net loss per weighted average number of limited partnership interests outstanding	$(218.12)
Distributions paid to Limited Partners	$53,706
Distributions per weighted average number of limited partnership interests outstanding	$13.63

December 31, 2013
Total assets	$21,323,745
Partners’ Equity attributable to the Partnership	$5,090,194

Item 7. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements within this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “continue,” “further,” “seek,” “plan,” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected. We undertake no obligation to update publicly or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Although the final composition of our portfolio cannot be determined at this stage, we expect to invest in equipment and other assets that are considered essential use or core to a business or operation in the agricultural, energy, environmental, medical, manufacturing, technology, and transportation industries. Our Investment Manager may identify other assets or industries that meet our investment objectives. We expect to invest in equipment, other assets and project financings located primarily within the United States of America and the European Union but may also make investments in other parts of the world.

We are currently in the Offering and Operating Period. The Offering Period expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2015, which is two years from the date we were declared effective by the Securities and Exchange Commission (the “SEC”). During the Operating Period we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating period began on the date we admitted our first Limited Partners, the initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the Investment Manager. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the Investment Manager.

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

Current Business Environment and Outlook

We believe that 2014 will continue to present attractive opportunities for equipment lease and asset finance investments. While interest rates have been at historical lows, we expect rates to increase later in the year. Increasing interest rates generally result in increased returns on asset based investments but it also increases the cost of leverage so we do not see much of a net effect on our gross margins on the leverage portions of our portfolios. Our single investor leases and loans should benefit from any increase in interest rates over the long term. In the short term, we are seeing a lot of downward pressure on returns in certain of the asset classes that we have historically invested in in the United Kingdom. Specifically, alternative energy products tied to UK government subsidies such as solar installations and LED lighting. Specialty finance firms have raised a tremendous amount of capital targeted toward these asset classes which has driven down financing rates across the sector. The competitive environment is firming up with a few large participants exiting the market, which we believe to be the last, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we think there is more opportunity than there has been in years to acquire season portfolios of equipment leases. We also think that there may be opportunity for consolidation in the next year or two. Overall we think that companies have a positive outlook for growth in 2014 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2014 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy is expected to grow 3.0% in 2014, the fastest pace since the 2008-2009 recession. Economic growth will be driven by a number of positive factors such as a strong housing market recovery, falling natural gas prices, robust auto sales, record high household wealth, steadily improving credit availability, and improving employment. However, these positive trends are counter-balanced by high oil prices, slow international growth, moderating fiscal consolidation and the continued threat of policy uncertainty. More dependable economic growth will help to generate stronger overall investment in equipment and software. Additionally, a rising interest rate environment could induce companies to lock in lower rates. Overall, these trends could yield a positive result for the equipment finance industry.

Recent Significant Transactions

Medical Equipment

On June 28, 2013, we entered into a $150,000 Promissory Note to finance the purchase of medical equipment located in the Tennessee. The Promissory Note will be paid through 36 monthly installments of principal and interest of $5,100. The Promissory Note is secured by the medical equipment and other personal property located at the borrowers principal place of business. The Promissory Note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the Promissory Note. For the year ended December 31, 2013, the medical equipment note earned $9,988 of interest income.

Mining Equipment

On September 27, 2013, we entered into a loan facility with Andes Construction & Mining, Inc. (“Andes”) to provide financing in an amount up to $3,000,000. Andes is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility is secured by equipment that refines precious metals and other minerals. We advanced $2,500,000 to Andes during September 2013. The loan facility requires 48 monthly payments of principal and interest of $69,577 and a balloon payment of $500,000 in September 2017 which equates to an effective interest rate of 23.25%. For the year ended December 31, 2013, the mining equipment note earned $126,292 of interest income. The loan facility is scheduled to mature in September 2017. Andes’ obligations under the loan facility are also personally guaranteed by two majority shareholders of Andes.

Manufacturing Equipment

On October 15, 2013, we entered into a $300,000 loan facility with Pride Products, Inc. (“Pride”) secured by manufacturing equipment owned by Pride. Pride is a New Jersey based manufacturer and assembler of various consumer products. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. For the year ended December 31, 2013, the manufacturing equipment note earned $10,807 of interest income.

SQN Echo

During December 2013, we formed a special purpose entity SQN Echo LLC (“Echo”), a Limited Liability Company registered in the state of Delaware which is 80% owned by us and 20% owned by SQN Alternative Investment Fund III L.P., an affiliate. We purchased the 80% investment by advancing $2,200,000 to Echo. Fund III contributed $550,000 to purchase a 20% share of Echo which is presented as non-controlling interest on our consolidated financial statements. Additional funding of $6,800,000 was provided by an unrelated insurance company in exchange for a senior interest in a participation agreement. On December 20, 2013, Echo entered into a participation agreement with unrelated third parties for the purchase of two portfolios of leases with a combined total of $17,800,000 of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. These portfolios consisted of approximately $11,200,000 of assets subject to operating leases and approximately $6,600,000 of assets subject to notes receivable. Echo paid approximately $9,200,000 in cash equity and assumed approximately $8,500,000 in non-recourse debt. In relation with this transaction, Echo incurred $332,500 of initial direct costs which are amortized over the life of the leases. In February 2014, we funded additional $480,000 to increase the joint venture’s interest in the lease portfolio and decrease the principal of the debt originally obtained to finance the portfolio.

Recent Accounting Pronouncements

Refer to Part II Item 8. Financial Statements, Note 2 Summary of Significant Accounting Policies, Recent Accounting Pronouncements in our condensed financial statements included in this Annual Report on Form 10-K.

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

Equipment Notes Receivable

Equipment notes receivable are reported in our balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originated loans, if any, are reported as other assets in our balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

During our Operating Period, which began on May 29, 2013, the date of our initial closing, we will use the majority of our net offering proceeds from Limited Partner capital contributions to acquire our initial investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and project financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this time-frame we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period we believe the majority of our cash out-flows will be from investing activities as we acquire additional investments and to a lesser extend from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental payments.

Results of Operations for the year ended December 31, 2013

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities though the sale of our Units to investors. Through December 31, 2013, we admitted 84 Limited Partners with total capital contributions of $7,586,650 resulting in the sale of 7,586.65 Units. We received cash of $7,046,490 and applied $540,160 which would have otherwise been paid as sales commission to the purchase of additional Units. We paid or accrued an underwriting fee to Securities totaling $196,395. On October 1, 2013, Fund IV made its first scheduled quarterly distribution to its limited partners totaling approximately $53,700.

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

Our revenue for the year ended December 31, 2013 is summarized as follows:

Year Ended December 31 2013
Revenue:
Rental income	$127,501
Interest income	170,263
Other income	1,000

Total Revenue	$298,764

For the year ended December 31, 2013 we earned $127,501 in rental income. This revenue is a result of the portfolios of leases obtained by us through the Echo transaction. We also recognized $170,263 in interest income, the majority of which was generated by the equipment notes receivable. As we acquire finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly.

Our expenses for the year ended December 31, 2013 are summarized as follows:

Year Ended December 31 2013
Expenses:
Management fees — Investment Manager	$875,000
Depreciation and amortization	77,951
Professional fees	147,556
Organizational expenses	20,000
Acquisition costs	4,260
Administration expense	10,421
Interest expense	25,755
Other expenses	283
Total Expenses	$1,161,226

For the year ended December 31, 2013 we incurred $1,161,226 in total expenses. Our largest expense during the year was $875,000 for management fees paid to our Investment Manager. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of our Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. With the addition of the operating leases and initial direct costs from the Echo transaction, we recognized $61,899 and $16,052 in depreciation and amortization expense, respectively. We also incurred $147,556 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC. As the size and complexity of our activities grow we expect professional fees will increase accordingly. We incurred $20,000 in organization expenses, which is a one-time expense and we do not expect this to be a recurring charge. In conjunction with the Echo transaction, we assumed approximately $8,500,000 non-recourse notes payable with various financial institutions for the equipment held for lease which resulted in $25,755 in interest expense for the year.

Net Loss

As a result of the factors discussed above we incurred a net loss for the year ended December 31, 2013 of $862,462 prior to the allocation for non-controlling interest. The non-controlling interest represents the 20% investment by Fund III in the Echo participation agreement. The non-controlling interest recognized income of $5,695 due to its interest in Echo.

Liquidity and Capital Resources

Sources and Uses of Cash

Year Ended December 31 2013
Cash provided by (used in):
Operating activities	$(612,671)
Investing activities	$(12,560,173)
Financing activities	$13,317,584

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

Operating Activities

Cash used by operating activities for the year ended December 31, 2013 was $612,671 and was primarily driven by the following factors; (i) an increase in accounts payable and accrued expenses of $217,405, (ii) an increase in accrued interest on loan payable from an unrelated insurance company as part of the Echo transaction and (iii) an increase in unearned interest income which represents the interest income to be recognized on the mining equipment note over the initial six month period. Offsetting these increases was a net loss for the year ended December 31, 2013 of $862,462. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash in-flows from operations principally from rental payments received from lessees.

Investing Activities

Cash used in investing activities was $12,560,173 for the year ended December 31, 2013. Approximately $6,277,000 of this cash use was related to purchasing equipment subject to operating leases. Additional cash of approximately $5,900,000 was paid for the equipment notes receivable Echo leases purchased during the year. The borrowers made payments of $261,243 of principal payments since original purchase of the equipment subject to notes receivable. During the 4th quarter 2013, we entered into a collateralized note receivable agreement with a third party and advanced $322,000 to the borrower.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2013 was $13,317,584 and was primarily due to two factors: (i) the sale of our Units to investors which resulted in $7,046,990 in cash proceeds and (ii) proceeds of $6,800,000 from the loan for the Echo transaction. We began our Offering Period on April 2, 2013 and have admitted a total of 84 Limited Partners with total cash contributions of $7,046,990. An additional source of cash for financing activities was the $550,000 that Echo received from Fund III for the purchase of 20% of Echo. Offsetting this increase were underwriting fees paid of $192,827 and offering expenses of $830,373. An additional decrease in cash for financing activities was the first scheduled quarterly distribution to our Limited Partners totaling approximately $53,700.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. On October 1, 2013, we made the first scheduled quarterly distribution to our limited partners totaling approximately $53,700. We did not make a cash distribution to the General Partner during the year ended December 31, 2013; however, we accrued $537 for distributions due to the General Partner at year end.

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

On December 18, 2013 we entered into a forward purchase agreement with an unrelated third party. According to the agreement, we are obligated to purchase a promissory note for the lease of brake manufacturing equipment prior to April 15, 2014.

Off-Balance Sheet Transactions

In conjunction with the Echo transaction, we appointed the seller of the equipment leases as its exclusive agent to remarket the equipment for us after the expiration of the existing lease terms. We will pay the seller a remarketing fee when remarketing proceeds are received. Remarketing proceeds are defined as the proceeds derived from the fixed or month to month extension of any existing lease, the proceeds from the sale of any equipment to the lessee, the proceeds from the sale or re-lease of any equipment to a third party other than the lessee in the event that such equipment is returned by the lessee, or any other proceeds received regarding the equipment.

Contractual Obligations

During our Operating Period, we pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed.

Subsequent Events

Distribution

In January 2014, we paid a distribution of $100,566 to its Limited Partners.

Contributions

Subsequent to December 31, 2013, we admitted 42 partners and issued 2,691.07 units for total capital contribution of $2,533,080.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We, like most other companies, are exposed to certain market risks, which include changes in interest rates and the demand for equipment owned by us. We believe that our exposure to other market risks, including commodity risk and equity price risk, are insignificant at this time to both our financial position and our results of operations.

We currently have no debt on the portfolio level and do not anticipate taking on any debt for the foreseeable future. The non-recourse debt that we do have is tied to fixed receivables and therefore not affected by the credit markets. Our Investment Manager has evaluated the impact of the condition of the credit markets on our future cash flows and we do not believe that we will experience any material adverse impact on our cash flows should credit conditions in general remain the same or deteriorate further.

At times we may have large cash positions in a bank located in the United Kingdom and a substantial portion of our transactions are currently denominated in British Pound Sterling, exposing us to both currency risk, in the form of foreign currency exposure and market risk, in that the majority of our leased assets and financings are located within the United Kingdom. We currently do not anticipate entering into agreements to hedge our foreign currency risk so we may experience large fluctuations in our operating results due to the currency changes in the British Pound Sterling from year to year but we believe this is mitigated by rapid amortization of our leases and our ability to adjust residual pricing to offset currency changes. We do not expect any undue exposure to market risk as our various lease transactions are in diversified industry segments and we believe a downturn in any one industry segment will not have a negative impact on other industry segments.

We manage our exposure to equipment and residual risk by monitoring the markets our equipment is in and maximizing remarketing proceeds through the re-lease or sale of equipment.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

SQN AIF IV, L.P. and Subsidiary

New York, NY

We have audited the accompanying consolidated balance sheets of SQN AIF IV, L.P. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners' equity, and cash flows for the year ended December 31, 2013. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SQN AIF IV, L.P. and Subsidiary as of December 31, 2013 and 2012 and the results of their operations and cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, NY

March 31, 2014

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Consolidated Balance Sheets

Assets
	December 31,
	2013	2012
Cash and cash equivalents	$146,340	$1,600
Investments in equipment subject to operating leases, net	11,165,590	—
Equipment notes receivable, including accrued interest of $4,102 and $0	2,692,900	—
Equipment loan receivable, including accrued interest of $19,682 and $0	6,550,448	—
Initial direct costs, net of accumulated amortization of $16,052 and $0	316,448	—
Collateralized loan receivable, including accrued interest of $2,519 and $0	324,519	—
Other assets	127,500	500

Total Assets	$21,323,745	$2,100

Liabilities and Partner’s Equity
Accounts payable and accrued liabilities	$217,404	$—
Unearned interest income	82,024	—
Equipment notes payable, non-recourse	8,541,339	—
Distributions payable to General Partner	537	—
Loan payable, including accrued interest of $25,755 and $0	6,825,755	—
Due to SQN AIF IV GP, LLC	—	1,000
Due to SQN Securities, LLC	10,797	—

Total liabilities	15,677,856	1,000

Commitments and contingencies

Partners’ Equity (Deficit):
Limited Partners	5,099,313	1,000
General Partner	(9,119)	100

Total Partners’ Equity attributable to the Partnership	5,090,194	1,100

Non-controlling interest in consolidated entity	555,695	—

Total Partners’ Equity	5,645,889	1,100

Total Liabilities and Partner’s Equity	$21,323,745	$2,100

See notes to accompanying consolidated financial statements.

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Consolidated Statement of Operations

For the Year Ended December 31, 2013
Revenue:
Rental income	$127,501
Interest income	170,263
Other income	1,000

Total Revenue	298,764

Expenses:
Management fees — Investment Manager	875,000
Depreciation and amortization	77,951
Professional fees	147,556
Organizational expenses	20,000
Acquisition costs	4,260
Administration expense	10,421
Interest expense	25,755
Other expenses	283

Total Expenses	1,161,226

Net loss	(862,462)

Net income attributable to non-controlling interest in consolidated entity	5,695

Net loss attributable to the Partnership	$(868,157)

Net loss attributable to the Partnership:
Limited Partners	$(859,475)
General Partner	(8,682)

Net loss attributable to the Partnership	$(868,157)

Weighted average number of limited partnership interests outstanding	3,940.39

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(218.12)

See notes to accompanying consolidated financial statements.

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Consolidated Statement of Changes in Partners’ Equity
Year Ended December 31, 2013

	Limited Partnership Interests	Total	General Partner	Limited Partners	Non-controlling Interest
Balance, January 1, 2013	1.00	$1,100	$100	$1,000	$—

Limited Partner capital contributions	7,586.65	7,586,650	—	7,586,650	—
Non-controlling interest contribution to consolidated entity	—	550,000	—	—	550,000
					—
Offering expenses	—	(830,391)	—	(830,391)	—
Underwriting fees	—	(743,765)	—	(743,765)	—
Net income (loss)	—	(862,462)	(8,682)	(859,475)	5,695
Distributions	—	(53,706)	—	(53,706)	—
Distributions payable to General Partner	—	(537)	(537)	—	—
Redemption of initial Limited Partner contribution	—	(1,000)	—	(1,000)	—

Balance, Decmber 31, 2013	7,587.65	$5,645,889	$(9,119)	$5,099,313	$555,695

See notes to accompanying consolidated financial statements.

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Consolidated Statement of Cash Flows

For the Year Ended December 31, 2013
Cash flows from operating activities:
Net loss	$(862,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income	(26,344)
Depreciation and amortization	77,951
Change in operating assets and liabilities:
Other assets	(127,000)
Accounts payable and accrued liabilites	217,405
Unearned interest income	82,024
Accrued interest	25,755

Net cash used in operating activities	(612,671)

Cash flows from investing activities:
Cash paid for purchase of equipment subject to operating leases	(6,276,754)
Cash paid for initial direct costs	(332,500)
Cash paid for collateralized loan receivable	(322,000)
Cash paid for equipment notes receivable	(5,890,162)
Repayment of equipment notes receivable	261,243

Net cash used in investing activities	(12,560,173)

Cash flows from financing activities:
Cash received from loan payable	6,800,000
Cash received from non-controlling interest contribution in consolidated entity	550,000
Cash received from Limited Partner capital contributions	7,046,490
Cash paid for Limited Partner distributions	(53,706)
Initial Limited Partner contribution redemption	(1,000)
Cash paid for partner advances	(1,000)
Cash paid for underwriting fees	(192,827)
Cash paid for organizational and offering costs	(830,373)

Net cash provided by financing activities	13,317,584

Net increase in cash and cash equivalents	144,740
Cash and cash equivalents, beginning of period	1,600

Cash and cash equivalents, end of period	$146,340

Supplemental disclosure of non-cash investing activities:
Offering expenses paid by SQN Capital Management, LLC	$92,678
Debt assumed in lease purchase agreement	$8,541,339
Units issued as underwriting fee discount	$540,160
Dividend payable to General Partner	$537

See notes to accompanying consolidated financial statements.

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

1.	Nature of Operations and Organization

Organization — The SQN AIF IV, L.P. (the “Partnership”) was formed on August 10, 2012, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2036.

During December 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a Limited Liability Company registered in the state of Delaware which is 80% owned by the Partnership and 20% by SQN Alternate Investment Fund III (“Fund III”), an affiliate. Fund III contributed $550,000 to purchase a 20% share of Echo which is presented as non-controlling interest on the accompanying consolidated financial statements. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable.

The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-savings) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. The Partnership expects to achieve its investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset and project financings; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that its Investment Manager believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

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

The Partnership’s Investment Manager made a cash payment to the Partnership of $1,000 for an initial Limited Partnership interest. The Partnership refunded the initial Limited Partner’s interest of $1,000 during early July 2013.

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership is currently in the Offering and Operating Period. The Offering Period expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2015, which is two years from the date the Partnership was declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving)

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period begins on the date of the partnership’s initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period, which tentatively begins three years after the start of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), a majority-owned subsidiary of the Investment Manager, is currently acting as the Partnership’s exclusive selling agent. The Partnership may engage additional selling agents in the future. The Partnership pays 3% of the gross proceeds of the offering (excluding proceeds, if any, the Partnership receives from the sale of its Units to the General Partner or its affiliates) to its selling agent or selling agents as an underwriting fee. In addition, the Partnership will pay a 7% sales commission to broker-dealers unaffiliated with our General Partner who will be selling our Units, on a best efforts basis. When Units are not sold by unaffiliated broker-dealers the 7% sales commission is not required to be paid. The Partnership applies the proceeds that would otherwise be payable as Sales Commission toward the purchase of additional fractional Units at $1,000 per Unit. The Partnership records an underwriting fee discount for the difference between the Unit price and cash selling price for these sales. On May 29, 2013, one investor paid $1,500,000 for Partnership Units and received 1,630.43 Units. The Partnership recorded the difference between the cash purchase price and the Unit price as an underwriting fee discount.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager’s such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). On October 1, 2013, the Partnership made its first quarterly distribution to its limited partners totaling approximately $53,700.

From May 29, 2013 through December 31, 2013, the Partnership admitted 84 Limited Partners with total capital contributions of $7,586,650 resulting in the sale of 7,586.65 Units. The Partnership received cash of $7,046,490 and applied $540,160 which would have otherwise been paid as sales commission to the purchase of an additional 540.16 Units. The Partnership paid or accrued an underwriting fee to Securities totaling $196,395.

2.	Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Partnership and its subsidiaries, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

Non-controlling interest represents the minority equity investment in SQN Echo, plus the minorities’ share of the net operating result and other components of equity relating to the non-controlling interest.

Basis of presentation — The accompanying consolidated financial statements of the Partnership at December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Since operations did not commence until 2013, the statement of operations for the year ended December 31, 2012 is not presented on the accompanying consolidated financial statements.

Cash and cash equivalents — The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts maintained at financial institutions.

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Partnership’s cash and cash equivalents are held principally at one financial institution and at times may exceed federally insured limits. The Partnership has placed these funds in high quality institution in order to minimize risk relating to exceeding insured limits.

Credit risk — In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnerships’ counterparty to an agreement, at some point, either has an inability or unwillingness to make contractually required payments. The Partnership expects concentrations of credit risk with respect to lessees to be dispersed across different industry segments and different regions of the world.

Asset impairments — The significant assets in the Partnership’s investment portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual value in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the residual value investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment will include a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Notes Receivable — Equipment notes receivable are reported in the Partnership’s balance sheets as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the Partnership’s balance sheets. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Initial direct costs — The Partnership capitalizes initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead) and external fees incurred with the origination. These costs are amortized on a lease by lease basis based over the actual contract term of each lease using the effective interest rate method for finance leases and the straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense.

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Revenue recognition — The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of the lease or when there are significant changes to the lease terms.

The Partnership leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

For finance leases, the Partnership records, at lease inception, the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs, if any, related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

For operating leases, rental income is recognized on the straight line basis over the lease term. Billed and uncollected operating lease receivables will be included in accounts receivable. Accounts receivable are stated at their estimated net realizable value. Rental income received in advance is the difference between the timing of the cash payments and the income recognized on the straight line basis.

The Investment Manager has an investment committee that approves each new equipment lease, financing transaction, and lease acquisition. As part this process it determines the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees’ business, the length of the lease and the industry in which the potential lessee operates. Unguaranteed residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

Acquisition expense — Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to the selection and acquisition of leased equipment which are incurred by the Partnership under the terms of the Partnership Agreement, as amended. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

Income taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is that of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

Uncertain tax positions — The Partnership has adopted the provisions of Accounting for Uncertainty in Income Taxes (“Uncertain Tax Position”). Uncertain Tax Position prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under Uncertain Tax Position, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax position for the years ended December 31, 2013 and 2012, and does not expect any material adjustments to be made. The tax years 2013 and 2012 remains open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data — Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Foreign currency transactions — The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currencies. Accordingly, certain assets

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

and liabilities are translated at either the reporting period exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s results of operations.

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

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Partnership does not expect the adoption of ASU 2013-07 to have a material effect on its financial position or its results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash which was accrued for at December 31, 2013.

During 2012, the General Partner made a $1,000 cash advance to the Partnership to pay for incidental costs. At December 31, 2012, this amount is shown as due to SQN AIF IV GP, LLC in the accompanying balance sheets. This amount was repaid during July 2013 and therefore has a $0 balance due as of December 31, 2013.

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the fund and will be adjusted in the future to reflect the equity raised. For the year ended December 31, 2013, the Partnership paid $875,000 in management fee expense which is recorded in management fee — Investment Manager in the accompanying statements of operations.

Prior to the Partnership admitting Limited Partners on May 29, 2013, any monies paid by the Investment Manager for offering expenses incurred on behalf of the Partnership, were not the responsibility of the Partnership due to the possibility that the Partnership may not admit Limited Partners. Until such time, these expenses were the responsibility of the General Partner. On May 29, 2013, the Partnership recorded a payable to the Investment Manager for offering expenses previously paid totaling $225,468 which was paid in 2013.

Securities is a Delaware limited liability company and is majority-owned subsidiary of the Partnership’s Investment Manager. Securities in its capacity as the Partnership’s selling agent receives an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of the Partnership’s Units to the General Partner or its affiliates). While Securities is initially acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future.

For the year ended December 31, 2013, the Partnership incurred the following transactions with Securities:

Year Ended December 31, 2013
Underwriting fees earned by Securities	$196,395
Payments by the Partnership to Securities	(185,598)
Balance due to Securities	$10,797

For the year ended December 31, 2013, the Partnership incurred the following underwriting fee transactions:

Year Ended December 31, 2013
Underwriting discount incurred by the Partnership	$540,160
Underwriting fees earned by Securities	196,395
Fees paid to outside brokers	7,210
Total underwriting fees	$743,765

5.	Investment in Equipment Subject to Operating Leases

On December 20, 2013, Echo entered into a participation agreement with an unrelated third party for the purchase of two portfolios of leases with a combined total of $17,800,000 of assets. One of the portfolios consisted of approximately $11,200,000 of assets subject to operating leases.

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The composition of the equipment subject to operating leases in the Echo transaction as of December 31, 2013 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
Agricultural equipment	$653,458	$2,382	$651,076
Computer equipment	1,529,807	17,505	1,512,302
Forklifts and fuels cells	5,473,816	26,569	5,447,247
Heavy equipment	2,514,627	10,244	2,504,383
Industrial	466,618	2,135	464,483
Machine tools	556,686	2,943	553,743
Medical	32,476	120	32,356
	$11,227,488	$61,898	$11,165,590

The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term. Depreciation expense for the year ended December 31, 2013 was $61,899.

6.	Equipment Notes Receivable

Medical Equipment

On June 28, 2013, the Partnership entered into a $150,000 Promissory Note to finance the purchase of medical equipment located in the Tennessee. The Promissory Note will be paid through 36 monthly installments of principal and interest of $5,100. The Promissory Note is secured by the medical equipment and other personal property located at the borrowers principal place of business. The Promissory Note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the Promissory Note. For the year ended December 31, 2013, the medical equipment note earned $9,988 of interest income.

Mining Equipment

On September 27, 2013, the Partnership entered into a loan facility with Andes Construction & Mining, Inc. (“Andes”) to provide financing in an amount up to $3,000,000. Andes is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility is secured by equipment that refines precious metals and other minerals. The Partnership advanced $2,500,000 to Andes during September 2013. The loan facility requires 48 monthly payments of principal and interest of $69,577 and a balloon payment of $500,000 in September 2017 which equates to an effective interest rate of 23.25%. For the year ended December 31, 2013, the mining equipment note earned $126,292 of interest income. The loan facility is scheduled to mature in September 2017. Andes’ obligations under the loan facility are also personally guaranteed by two majority shareholders of Andes.

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Manufacturing Equipment

On October 15, 2013, the Partnership entered into a $300,000 loan facility with Pride Products, Inc. (“Pride”) secured by manufacturing equipment owned by Pride. Pride is a New Jersey based manufacturer and assembler of various consumer products. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. For the year ended December 31, 2013, the manufacturing equipment note earned $10,807 of interest income. Pride’s obligations under the loan facility are also personally guaranteed by a majority shareholder of Pride.

The future maturities of the Partnership’s notes receivable at December 31, 2013 are as follows:

Years ending December 31,
2014	$478,271
2015	645,590
2016	622,434
2017	946,605
$2,692,900

7.	Equipment loan receivable

On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for a combined total purchase price of $17,800,000. One of the portfolios consists of approximately $6,600,000 of equipment loans receivable. The loans accrue interest at rates ranging from 10%. The notes mature on various dates through October 2017. For the year ended December 31, 2013, the loans receivable earned $19,682 of interest income.

The composition of the equipment loans receivable in the Echo transaction as of December 31, 2013 is as follows:

Description	Maturity Date	Balance
Furniture and fixtures	06/30/16	$36,860
Fitness	06/30/14	34,209
Computers	06/30/14	104,008
Forklifts and fuels cells	03/31/14 – 10/31/17	5,510,245
Industrial	09/30/14	57,060
Machine tools	09/01/14	42,221
Medical	03/31/16	746,163
		$6,530,766

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The future maturities of the Partnership’s loans receivable at December 31, 2013 are as follows:

Years ending December 31,
2014	$1,731,048
2015	1,511,118
2016	1,422,178
2017	1,060,421
2018	736,459
2019	69,542
$6,530,766

8.	Collateralized Loan Receivable

On November 27, 2013, the Partnership entered into a loan agreement with an unrelated third party that allows for the borrower to receive a total of $500,000 in advances from the Partnership. The maximum outstanding amount on any date is the lesser of $500,000 and 50% of the borrower’s eligible receivables due within 90 days of the advance date. The loan accrues interest at 15% per annum and is collateralized by all of the assets of the borrower. As of December 31, 2013, the Partnership had advanced the borrower a total of $322,000, all of which remained outstanding at year end. Subsequent to December 31, 2013, the Partnership received approximately $641,000 from the borrower and also advanced an additional $756,000 to the borrower.

9.	Equipment Notes Payable

In connection with the Echo transaction, Echo assumed approximately $8,500,000 in non-recourse debt in connection with the acquisition of a portfolio of assets subject to lease. The debt is held by multiple lenders with interest rates ranging from 2.75% to 6.75% and maturity dates through 2018. The loan is secured by the underlying assets of each lease.

The future maturities of the Partnership’s equipment notes payable at December 31, 2013 are as follows:

Years ending December 31,
2014	$3,549,741
2015	2,668,240
2016	1,675,292
2017	608,524
2018	39,542
$8,541,339

10.	Loan Payable

In connection with the Echo transaction, the Partnership borrowed $6,800,000 with interest accruing at 10% per annum through February 28, 2014 then at 8.9% per annum when the Partnership made a one-time $600,000 payment which was applied to principal. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Echo. The lender has the right to receive 100% of the cash proceeds from the leased assets until the loan is repaid in full. Beginning January 1, 2014 and monthly thereafter, all of the cash received from these leased assets are applied

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal.

11.	Fair Value Measurements

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

The following is a reconciliation of the beginning and ending balances of the fair value of financial instruments calculated on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31:

	Equipment Notes Receivable	Equipment Loan Receivable	Collateralized Loan Receivable	Equipment Notes Payable	Loan Payable
Beginning balance, January 1, 2013	$—	$—	$—	$—	$—

Issuance of additional notes	2,950,000	6,530,766	322,000	8,541,339	6,800,000

Total gains (losses) included in earnings:
Interest income	4,142	19,682	2,519	—	—
Interest expense	—	—	—	—	25,755

Repayment of notes and accrued interest	(261,242)	—	—	—	—
Unrealized appreciation (depreciation)	55,072	—	8,968	—	—

Estimated fair value, December 31, 2013	$2,747,972	$6,550,448	$333,487	$8,541,339	$6,825,755

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

12.	Income Tax Reconciliation (unaudited)

As of December 31, 2013 and 2012, total Partners’ equity attributable to the Partnership included in the consolidated financial statements was $5,090,192 and $1,100, respectively. As of December 31, 2013 and 2012, total Partners’ equity for federal income tax purposes was $5,067,949 and $0. The primary difference was organizational and offering expenses and distribution expenses which is a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The following table reconciles the net loss for financial statement reporting purposes to the net income for federal income purposes for the year ended December 31, 2013:

For the Year Ended
December 31, 2013
Net loss per consolidated financial statements	$(868,157)
Net income from non-includable U.S. entities	(28,478)
Income attributable to non-controlling interest	5,696
Organizational costs	14,500
SQN Echo LLC	(32,603)
Unearned interest income	82,024

Net income for federal income tax purposes	$(827,018)

13.	Indemnifications

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner and the Investment Manager, no liability will arise as a result of these provisions. The General Partner and Investment Manager knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with accounting principles generally accepted in the United States of America.

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

14.	Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2013
Total revenue	$—	$1,129	$9,784	$287,851	$298,764

Net loss allocable to Limited Partners	$—	$(159,411)	$(389,790)	$(310,276)	$(859,477)

Weighted average number of limited partnership interests outstanding	—	1,687.56	2,589.39	6,075.97	3,940.39

Net loss attributable to Limited Partners per weighted average number of limited partnership	$—	$(94.46)	$(150.53)	$(51.07)	$(218.12)

15.	Business Concentrations

Significant concentrations in regards to the number of the Partnership’s types of investments at December 31, 2013 were as follows:

SQN AIF IV, L.P. and Subsidiary
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

	2013
	#	%
Operating leases	A	33%
	B	16%

Equipment notes receivable	C	85%
	D	10%

Investment in SQN Echo LLC	E	10%
	F	11%
	G	14%
	H	27%

Significant concentrations in regards to the number of the Partnership’s investments and related revenue streams for the year ended December 31, 2013 were as follows:

	2013
	#	%
Rental	—	—
Interest	1	80%

16.	Commitments and contingencies

On December 18, 2013 the Partnership entered into a forward purchase agreement with an unrelated lender. According to the agreement, the Partnership is obligated to purchase a promissory note secured by the brake manufacturing equipment with an aggregate principal amount of $432,000 prior to April 15, 2014. The promissory note accrues interest at 12.5% per annum and matures in January 2018.

17.	Subsequent Events

Distribution

In January 2014, the Partnership paid a distribution of $100,566 to its Limited Partners.

Contributions

Subsequent to December 31, 2013, the Partnership admitted 45 partners and issued 2,941.12 units for total capital contribution of $2,768,080.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31,2013, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

In designing and evaluating our General Partner’s and our Investment Manager’s disclosure controls and procedures, our General Partner and our Investment Manager recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our General Partner’s and our Investment Manager’s disclosure controls and procedures have been designed to meet reasonable assurance standards. Disclosure controls and procedures cannot detect or prevent all error and fraud. Some inherent limitations in disclosure controls and procedures include costs of implementation, faulty decision-making, simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all anticipated and unanticipated future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with established policies or procedures.

Our General Partner’s and our Investment Manager’s Chief Executive Officer has determined that no weakness in disclosure controls and procedures had any material effect on the accuracy and completeness of our financial reporting and disclosure included in this Annual Report on Form 10-K.

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2013, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

In October 2013, the Partnership engaged Brio Financial Group (“Brio”), an outsourced financial reporting firm to accommodate the firm’s continued growth and to leverage a deeper base of experience from multiple professionals in public company reporting, GAAP and tax accounting, financial modeling and general audit preparation services. Brio assumed the duties of David Wright, our former Chief Financial Officer. Other than the engagement of Brio, there were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is SQN AIF IV GP, LLC, a Delaware limited liability company and was formed in August 2012. The sole member of our General Partner is SQN Capital Management, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Jeremiah J. Silkowski	39	President and Chief Executive Officer
Michael C. Ponticello	35	Senior Vice President and National Sales Manager
David Kontis	38	Chief Compliance Officer
Matthew Leszyk	33	Vice President

Biographical information regarding the officers and directors of our General Partner follows the table setting forth information regarding our Investment Manager’s current executive officers and directors.

Our Investment Manager

Our Investment Manager is SQN Capital Management, LLC, a Delaware limited liability company that was formed in December 2007 to act as the manager of direct participation programs and its managing directors and executive officers will be responsible for selecting, managing and disposing of our assets, equipment and leases. In this regard, after we receive the minimum offering proceeds and hold our initial closing, we intend to enter into the Management, Origination and Servicing Agreement under which our Investment Manager will originate leases and other investments for us, and our Investment Manager will service our portfolio of leases and other investments. Our Investment Manager is responsible for all aspects of the performance by its affiliates of services necessary to our operation and for the facilities, personnel, equipment, financial and other resources used by its affiliates in the performance of those services. The executive officers of our Investment Manager are as follows:

Name	Age	Position
Jeremiah J. Silkowski	39	President and Chief Executive Officer
Michael C. Ponticello	35	Senior Vice President and National Sales Manager
David Konits	38	Chief Compliance Officer
Matthew Leszyk	34	Vice President

Jeremiah J. Silkowski has been President and Chief Executive Officer of SQN Capital Corporation, a company that provides asset-backed and lease-based financing to multiple under-served market sectors including the off-shore oilfield services industry, since its inception in January 2006. Mr. Silkowski has served as Managing Director of our Investment Manager since December 2007 and President and Chief Executive Officer since April 2010 and has served as President and Chief Executive Officer of our General Partner since March 2010. Prior to forming SQN Capital Corporation, Mr. Silkowski spent 13 years in various capacities with ICON Capital Corp., including Senior Vice President of Operations and head of Portfolio Management, Remarketing, Cash Management, Tax, Middle Market Acquisitions, and Structured Finance. Mr. Silkowski was responsible for the day-to-day management of over $1.0 billion dollars of assets including two securitizations and eight public partnerships. Mr. Silkowski received his B.A. in Economics from New York University. He also holds Series 7, 24, and 63 licenses.

Michael C. Ponticello has served as Vice President of SQN Capital Corporation since April 2007 and was responsible for the establishment and development of the equity-raising arm of the company through our Investment Manager. Mr. Ponticello has also served as Senior Vice President and National Sales Manager of our Investment Manager since December 2007 and of our General Partner since March 2010. From June 2001 until December 2004, Mr. Ponticello served as a Management Associate of ICON Capital Corp., from December 2004 to January 2006, he served as Regional Marketing Director of the Southwest for ICON Securities Corp. and from March 2006 to April 2007, he served as Assistant Vice President of Operations at ICON Capital Corp. responsible for the management and monitoring of eight-investment funds with assets in excess of $1.0 billion. Mr. Ponticello received his B.B.A. from the Zicklin School of Business at Baruch College. He also holds Series 7, 24, and 63 licenses.

David Konits serves as the Chief Compliance Officer of the Investment Manager and SQN Securities, LLC. Mr. Konits’ professional experience includes consulting for and managing retail, institutional, and alternative investment FINRA Member Broker Dealers, SEC and State Registered Investment Advisors, and NFA member Commodity Trading Advisors whose lines of business include equity, fixed income, options, mutual funds, futures, commodities, derivatives, as well as managed money, hedge funds, fund of hedge funds, direct participation programs, and real estate based private placements. Mr. Konits has actively been a General Securities Principal since 2002 and a Financial & Operations Principal since 2005 (FINOP) for an array of firms. Mr. Konits graduated from the University of Central Florida while serving in the United States Army Reserves and then the United States Army National Guard. Industry registrations that Mr. Konits has held includes the FINRA and/or NFA series 7,66,24,53,4,27,28,79, 3, 99, and 34.

Matthew Leszyk has served as Vice President of our Investment Manager since June 2011. Prior to joining SQN Capital Management, LLC, Mr. Leszyk worked in various capacities at financial institutions, an investment fund manager, and in the private practice of law. From July 2010 to May 2011, Mr. Leszyk was employed at the Law Office of John F. O’Halloran in Bayonne, New Jersey where his practice included acting as counsel to a local bank for commercial loan transactions. From October 2009 to July 2010, Mr. Leszyk was employed at the Law Office of Richard A. Leszyk in Ontario, New York where his practice primarily focused on residential and commercial real estate transactions. From February 2009 to October 2009, Mr. Leszyk was engaged by Sterling National Bank to assist the workout department restructure and negotiate underperforming accounts. From November 2001 to May 2008, Mr. Leszyk was employed by ICON Capital Corp. During his tenure he was responsible for various matters including legal, operations, tax, portfolio management and remarketing. Mr. Leszyk received a J.D. from New York Law School and a B.A. from the University of Rochester with majors in Economics and Japanese. He is an attorney licensed in New York and New Jersey and he holds Series 7, 63 and 99 licenses.

Code of Business Conduct and Ethics

We do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by our General Partner that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may request a copy of this code of ethics from our General Partner at SQN AIF IV GP, LLC, 110 William Street, 26th Floor, New York, New York, 10038.

We are not required to and do not have an independent audit committee or a financial expert.

Item 11. Executive Compensation

We do not pay the officers or directors of our General Partner, our Investment Manager or their affiliates any compensation. However, we will pay our General Partner, our Investment Manager and their affiliate’s fees and reimburse certain of their expenses incurred on our behalf. These expense reimbursements include reimbursing our General Partner, our Investment Manager and their affiliate’s for certain costs incurred on our behalf, including the cost of personnel, other than controlling persons of our General Partner, our Investment Manager and their affiliates, who will perform administration, accounting, secretarial, transfer and other services required by us. These individuals also will perform similar services for our General Partner, our Investment Manager or their affiliates and other affiliated investment programs, including our Investment Manager’s prior equipment leasing and finance programs, as well as investment programs to be formed in the future by our General Partner and its affiliates. We entered into an agreement which provides that expense reimbursements paid by us to our General Partner, our Investment Manager and their affiliates must be limited to the lesser of their actual cost or the cost of comparable services from third-parties. We expect that we will allocate the cost of compensation and benefits of our General Partner’s officers, the officers and employees of our Investment Manager, and the officers and employees of their affiliates, excluding expenses allocable to their controlling persons, based on the amount of their business time spent on our business.

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2013
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$875,000
SQN Securities, LLC	Dealer—Manager	Underwriting expense (2)	196,395
			$1,071,395

(1)	Amount charged directly to operations.

(2)	Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not pay our General Partner any distributions during 2013 or 2012. As of December 31, 2013, we accrued $537 for distributions payable to our General Partner. For the year ended December 31, 2013, the General Partner’s 1% interest in our net loss was $8,682.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a.	We do not have any securities authorized for issuance under any equity compensation plan.

b.	We have one Limited Partner who owns 21.49% of our Units at December 31, 2013.

c.	As of March __, 2014, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information regarding executive compensation and related party transactions refer to Part III Item 11. Executive Compensation and Part II Item. 8. Financial Statements and Supplementary Data, Note 3. Related Party Transactions in our financial statements for a discussion of our related party transactions.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq Stock Market’s definition of “independent director” in evaluating whether any of our General Partner’s and Investment Manager’s directors are independent. Under this definition, the board of directors of both our General Partner and our Investment Manager has determined that they do not have any independent directors, nor are we required to have any.

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2013 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non—audit services rendered by Baker Tilly Virchow Krause LLP, formerly known as Holtz Rubenstein Reminick, for the year ended December 31, 2013:

Description of fees	2013
Audit fees (1)	$24,500
Tax compliance fees	3,300
Other fees (2)	35,600
$63,400

(1)	Includes audits and interim quarterly reviews.

(2)	Includes review of S-1 Registration Statement and related matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

a)	The Following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm

ii)	Consolidated Balance Sheets at December 31, 2013 and 2012

iii)	Consolidated Statement of Operations for the year ended December 31, 2013

iv)	Consolidated Statement of Changes in Partners’ Equity for the year ended December 31, 2013

v)	Consolidated Statement of Cash Flows for the year ended December 31, 2013

vi)	Notes to Consolidated Financial Statements for the year ended December 31, 2013

b)	Listing of Exhibits:

31.A.	Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32A.	Certification of Jeremiah Silkowski, President, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following financial statements from SQN Alternative Investment Fund III L.P.’s annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195
SQN AIF IVGP, LLC
General Partner of the Registrant

March 31, 2014

/s/ JEREMIAH SILKOWSKI
Jeremiah Silkowski President and Chief Executive Officer (Principal Executive Officer)