Form 10-Q
period 2014-03-31
SQN AIF IV, L.P.
filed 2014-05-15
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

At May 15, 2014, there were 11,837.03 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets

	March 31,	December 31,
	2014	2013
	unaudited

Cash and cash equivalents	$369,672	$146,340
Restricted cash	17,998	—
Investments in finance leases, net	2,574,960	—
Investments in equipment subject to operating leases, net	18,472,727	11,165,590
Equipment notes receivable, including accrued interest of $4,102 and $4,102	2,638,780	2,692,900
Equipment loan receivable, including accrued interest of $32,183 and $19,682	18,450,386	6,550,448
Initial direct costs, net of accumulated amortization of $54,160 and $16,052	361,463	316,448
Collateralized loan receivable, including accrued interest of $0 and $2,519	256,360	324,519
Other assets	275,610	127,500

Total Assets	$43,417,956	$21,323,745

Liabilities and Partner’s Equity

Accounts payable and accrued liabilities	$447,052	$217,404
Escrow payable	17,998	—
Unearned interest income	—	82,024
Equipment notes payable, non-recourse	18,992,558	8,541,339
Distributions payable to General Partner	3,026	537
Loan payable, including accrued interest of $33,564 and $25,755	15,630,065	6,825,755
Due to SQN Securities, LLC	5,418	10,797

Total liabilities	35,096,117	15,677,856

Commitments and contingencies

Partners’ Equity (Deficit):
Limited Partner	7,428,246	5,099,313
General Partner	(13,131)	(9,119)
Total Partners’ Equity attributable to the Partnership	7,415,115	5,090,194

Non-controlling interest in consolidated entities	906,724	555,695

Total Equity	8,321,839	5,645,889

Total Liabilities and Partner’s Equity	$43,417,956	$21,323,745

See notes to condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended March 31, 2014
Revenue:
Rental income	$891,742
Interest income	323,385

Total Revenue	1,215,127

Expenses:
Management fees - Investment Manager	375,000
Depreciation and amortization	573,761
Professional fees	58,000
Acquisition costs	27,089
Administration expense	5,266
Interest expense	295,629
Other expenses	1,624

Total Expenses	1,336,369

Net loss	(121,242)

Net income attributable to non-controlling interest in consolidated entities	31,029

Net loss attributable to the Partnership	$(152,271)

Net loss attributable to the Partnership:
Limited Partners	$(150,748)
General Partner	(1,523)

Net loss attibutable to the Partnership	$(152,271)

Weighted average number of limited partnership
interests outstanding	9,062.09

Net loss attributable to Limited Partners per
weighted average number of limited partnership
interests outstanding	$(16.64)

See notes to condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Partners’ Equity

Three Months Ended March 31, 2014

(Unaudited)

	Limited Partnership Interests	Total	General Partner	Limited Partners	Non-controlling Interest
Balance, January 1, 2014	$7,587.65	$5,645,889	$(9,119)	$5,099,313	$555,695

Limited Partner’s capital contributions	3,148.66	3,148,656	—	3,148,656	—
Non-controlling interest contribution to consolidated entities	—	320,000	—	—	320,000

Offering expenses	—	(105,163)	—	(105,163)	—
Underwriting fees	—	(314,866)	—	(314,866)	—
Net income (loss)	—	(121,242)	(1,523)	(150,748)	31,029
Distributions	—	(251,435)	(2,489)	(248,946)	—

Balance, March 31, 2014	$10,736.31	$8,321,839	$(13,131)	$7,428,246	$906,724

See notes to condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statement of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(121,242)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued interest income	(167,713)	—
Depreciation and amortization	573,761	—
Change in operating assets and liabilities:
Minimum rents receivable	(7,247)	—
Other assets	(148,110)	—
Accounts payable and accrued liabilites	229,648	—
Unearned interest income	(82,024)	—
Accrued interest on note payable	(32,995)	—

Net cash provided by operating activities	244,078	—

Cash flows from investing activities:
Cash paid for purchase of equipment subject to operating leases	(2,929,173)	—
Purchase of finance leases	(2,567,713)
Cash paid for initial direct costs	(83,123)	—
Cash paid for collateralized loan receivable	(866,000)
Cash received from collateralized loan receivable	931,640
Cash paid for equipment loans receivable	(5,836,265)	—
Cash received from equipment loan receivable	627,520
Repayment of equipment notes receivable	66,893	—

Net cash used in investing activities	(10,656,221)	—

Cash flows from financing activities:
Cash received from loan payable	9,500,000	—
Repayments of loan payable	(669,935)
Cash paid to finanical institutions for equipment notes payable	(988,892)
Cash received from non-controlling interest contribution	320,000	—
Cash received from Limited Partner capital contributions	3,148,656	500
Cash paid for Limited Partner distributions	(248,946)	—
Cash paid for underwriting fees	(320,245)	—
Cash paid for organizational and offering costs	(105,163)	—

Net cash provided by financing activities	10,635,475	500

Net increase in cash and cash equivalents	223,332	500
Cash and cash equivalents, beginning of period	146,340	1,600

Cash and cash equivalents, end of period	$369,672	$2,100

Supplemental disclosure of non-cash investing activities:
Offering expenses paid by SQN Capital Management, LLC	$—	$—
Debt assumed in lease purchase agreement	$11,447,351	$—

See notes to condensed consolidated financial statements.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

1.	Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2013 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC March 31, 2014.

2.	Nature of Operations and Organization

Organization – The SQN AIF IV, L.P. (the “Partnership”) was formed on August 10, 2012, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2036.

During December 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a Limited Liability Company registered in the state of Delaware which is 80% owned by the Partnership and 20% by SQN Alternate Investment Fund III (“Fund III”), an affiliate. The Partnership originally contributed $2,200,000 to purchase the 80% share of Echo. Fund III contributed $550,000 to purchase a 20% share of Echo which is presented as non-controlling interest on the accompanying condensed consolidated financial statements. In February 2014, the Partnership funded an additional $480,000 into Echo (at the same time, an additional $120,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying condensed consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable.

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a Limited Liability Company registered in the state of Delaware which is 80% owned by the Partnership and 20% by Fund III, an affiliate. The Partnership originally contributed $800,000 to purchase the 80% share of Echo II. Fund III contributed $200,000 to purchase a 20% share of Echo II which is presented as non-controlling interest on the accompanying condensed consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of three portfolios of leases for approximately $21,863,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying condensed consolidated financial statements. The third portfolio consists of direct finance leases in medical equipment. Echo II paid approximately $10,415,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). On October 1, 2013, the Partnership made its first quarterly distribution to its limited partners totaling approximately $53,700. During the three months ended March 31, 2014, the Partnership made distributions to its Limited Partners totaling approximately $249,000. As of March 31, 2014 we have accrued $3,026 for distributions payable to our General Partner.

The Partnership’s Investment Manager made a cash payment to the Partnership of $1,000 for an initial Limited Partnership interest. The Partnership refunded the initial Limited Partner’s interest of $1,000 during early July 2013.

From May 29, 2013 through March 31, 2014, the Partnership has admitted 133 Limited Partners with total capital contributions of $10,736,310 resulting in the sale of 10,736.31 Units. The Partnership received cash of $10,014,570 and applied $720,736 which would have otherwise been paid as sales commission to the purchase of an additional 720.74 Units.

3.	Summary of Significant Accounting Policies

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

4.	Related Party Transactions

The General Partner is responsible for the day-to-day operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash which was accrued for at March 31, 2014 and December 31, 2013.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the equity raised. For the three months ended March 31, 2014, the Partnership paid $375,000 in management fee expense which is recorded in management fee — Investment Manager in the accompanying condensed consolidated statements of operations.

Prior to the Partnership admitting Limited Partners on May 29, 2013, any amounts paid by the Investment Manager for offering expenses incurred on behalf of the Partnership, were not the responsibility of the Partnership due to the possibility that the Partnership may not admit Limited Partners. Until such time, these expenses were the responsibility of the General Partner. On May 29, 2013, the Partnership recorded a payable to the Investment Manager for offering expenses previously paid totaling $225,468 which was paid in 2013.

SQN Securities LLC (“Securities”) is a Delaware limited liability company and is majority-owned subsidiary of the Partnership’s Investment Manager. Securities in its capacity as the Partnership’s selling agent, receives an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of the Partnership’s Units to the General Partner or its affiliates). While Securities is initially acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future.

For the three months ended March 31, 2014, the Partnership recorded the following transactions with Securities:

	March 31, 2014	December 31, 2013
	(unaudited)
Balance - beginning of period	$10,797	$—
Underwriting fees earned by Securities	94,460	196,395
Payments by the Partnership to Securities	(99,839)	(185,598)

Balance - end of period	$5,418	$10,797

For the three months ended March 31, 2014, the Partnership recorded the following underwriting fee transactions:

Three Months Ended March 31, 2014

Underwriting discount incurred by the Partnership	$180,576
Underwriting fees earned by Securities	94,460
Fees paid to outside brokers	39,830
Total underwriting fees	$314,866

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

5.	Investments in Finance Leases

At March 31 2014, investment in finance leases consisted of the following:

Minimum rents receivable	$2,920,600
Estimated unguaranteed residual value	466,251
Unearned income	(811,891)

$2,574,960

Medical Equipment

On March 28, 2014, Echo II purchased three finance leases for medical equipment. One of the leases had a remaining term of 37 months and monthly payments of $4,846. The second lease also has a remaining term of 37 months and monthly payments of $32,416 for the first 13 payments and $22,606 for the last 24 payments. The third lease had a remaining term of 32 months and monthly payments of $14,456.

Wind Turbine

On March 28, 2014, the Partnership entered into a new finance lease transaction for a windmill in Northern Ireland for £409,377 ($683,455 applying exchange rates at March 28, 2014). The finance lease requires 25 quarterly payments of £23,150 ($38,647 applying exchange rates at March 28, 2014).

Medical Equipment

On March 31, 2014, the Partnership entered into entered into a new finance lease transaction for a medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415.

6.	Investment in Equipment Subject to Operating Leases

On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases with a combined total of approximately $21,863,000 of assets. One of the portfolios consisted of approximately $7,800,000 of assets subject to operating leases.

On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases with a combined total of $17,800,000 of assets. One of the portfolios consisted of approximately $11,200,000 of assets subject to operating leases.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

The composition of the equipment subject to operating leases in the Echo and Echo II transactions as of March 31, 2014 is as follows:

		Accumulated
Description	Cost	Depreciation	Net Book Value

Agricultural equipment	$1,038,224	$25,441	$1,012,783
Aircraft equipment	2,626,301	2,741	2,623,560
Computer equipment	1,689,961	174,196	1,515,765
Forklifts and fuels cells	8,881,966	252,778	8,629,188
Heavy equipment	3,240,153	99,032	3,141,121
Industrial	518,399	21,204	497,195
Machine tools	556,686	19,643	537,043
Medical	518,591	2,519	516,072

	$19,070,281	$597,554	$18,472,727

The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term. Depreciation expense for the three months ended March 31, 2014 was $535,653.

7.	Equipment Notes Receivable

Medical Equipment

On June 28, 2013, the Partnership entered into a $150,000 Promissory Note to finance the purchase of medical equipment located in Tennessee. The Promissory Note will be paid through 36 monthly installments of principal and interest of $5,100. The Promissory Note is secured by the medical equipment and other personal property located at the borrowers principal place of business. The Promissory Note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the Promissory Note. For the three months ended March 31, 2014, the medical equipment note earned $4,364 of interest income.

Mining Processing Equipment

On September 27, 2013, the Partnership entered into a loan facility to provide financing in an amount up to $3,000,000. The lessee is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility is secured by equipment that refines precious metals and other minerals. The Partnership advanced $2,500,000 to the lessee during September 2013. The loan facility requires 48 monthly payments of principal and interest of $69,577 and a balloon payment of $500,000 in September 2017 which equates to an effective interest rate of 23.25%. For the three months ended March 31, 2014, the mineral processing equipment note earned $122,280 of interest income. The loan facility is scheduled to mature in September 2017. The lessee’s obligations under the loan facility are also personally guaranteed its two majority shareholders. On May 9, 2014, the Partnership made a second funding of $500,000 to the lessee under the above agreement. Net proceeds transferred to the lessee was $343,102.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

Manufacturing Equipment

On October 15, 2013, the Partnership entered into a $300,000 loan facility with a lessee secured by manufacturing equipment owned by the lessee. The lessee is a New Jersey based manufacturer and assembler of various consumer products. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. For the three months ended March 31, 2014, the manufacturing equipment note earned $11,804 of interest income. The lessee’s obligations under the loan facility are also personally guaranteed by its majority shareholder.

The future maturities of the Partnership’s notes receivable at March 31, 2014 are as follows:

Years ending March 31,

2015	$562,177
2016	678,811
2017	613,040
2018	780,650
$2,634,678

8.	Equipment Loan Receivable

On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for a combined total purchase price of $17,800,000. One of the portfolios consists of approximately $6,600,000 of equipment loans receivable. The loans accrue interest at a rate of 10%. The notes mature on various dates through October 2017. For the three months ended March 31, 2014, the Partnership earned $132,629 of interest income.

On March 28, 2014, Echo II entered into an agreement with the same unrelated third party as the Echo transaction for the purchase of two portfolios of leases for a combined total purchase price of $21,863,000. One of the portfolios consists of approximately $12,400,000 of equipment loans receivable. The loans accrue interest at a rate of 10%. The notes mature on various dates through October 2017. For the three months ended March 31, 2014, the Partnership earned $10,167 of interest income.

The composition of the equipment loans receivable in the Echo and Echo II transactions as of March 31, 2014 is as follows:

	Maturity
Description	Date	Balance

Furniture and fixtures	6/30/2016 - 04/30/18	$1,394,171
Fitness	06/30/14	28,375
Computers	6/30/2014 - 9/30/17	662,250
Forklifts and fuels cells	03/31/14 - 10/31/17	5,641,330
Aircraft	09/30/15 - 12/31/17	2,037,697
Industrial	9/30/14 - 10/31/20	5,684,324
Machine tools	09/01/14	28,354
Medical and research equipment	01/31/15 - 12/31/17	2,941,702

		$18,418,203

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

The future maturities of the Partnership’s loans receivable at March 31, 2014 are as follows:

Years ending March 31,

2015	$3,327,874
2016	3,514,186
2017	3,987,700
2018	2,562,677
2019	2,505,810
Thereafter	2,519,956
$18,418,203

9.	Collateralized Loan Receivable

On November 27, 2013, the Partnership entered into a loan agreement with an unrelated third party that allows for the borrower to receive a total of $500,000 in advances from the Partnership. The maximum outstanding amount on any date is the lesser of $500,000 and 50% of the borrower’s eligible receivables due within 90 days of the advance date. The loan accrues interest at 15% per annum and is collateralized by all of the assets of the borrower. As of March 31, 2014, the Partnership had advanced the borrower a total of $1,188,000, of which $256,360 and $322,000 remained outstanding at March 31, 2014 and December 31, 2013. Subsequent to March 31, 2014, the Partnership received approximately $1,211,000 from the borrower and also advanced an additional $1,574,000 to the borrower.

10.	Equipment Notes Payable

In connection with the Echo and Echo II transactions, Echo and Echo II assumed approximately $8,500,000 and $11,400,000, respectively, in non-recourse debt in connection with the acquisition of a portfolio of assets subject to lease. The debt is held by multiple lenders with interest rates ranging from 2.75% to 9.25% and maturity dates through 2020. The loan is secured by the underlying assets of each lease.

The future maturities of the Partnership’s equipment notes payable at March 31, 2014 are as follows:

Years ending March 31,

2015	$6,873,374
2016	5,395,300
2017	3,268,304
2018	1,765,500
2019	1,042,780
2020	647,300
$18,992,558

11.	Loan Payable

In connection with the Echo transaction, the Partnership borrowed $6,800,000 with interest accruing at 10% per annum through February 28, 2014 then at 8.9% per annum when the Partnership made a one-time $600,000 payment which was applied to principal. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Echo. The lender has the right to receive 100% of the cash proceeds from the leased assets until the loan is repaid in full. Beginning January 1, 2014 and monthly thereafter, all of the cash received from these leased assets are applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal. The outstanding balance of the loan as of March 31, 2014 was $6,096,501.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

In connection with the Echo II transaction, the Partnership borrowed $9,500,000 with interest accruing at 10% per annum through July 1, 2014 then at 9% per annum after the Partnership makes a one-time $600,000 payment which will be applied to principal. The lenders, as collateral, have a first priority security interest in all of the leased assets acquired by Echo II. The lenders have the right to receive 100% of the cash proceeds from the leased assets until the loan is repaid in full. Beginning May 1, 2014 and monthly thereafter, all of the cash received from these leased assets are applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal. The outstanding balance of the loan as of March 31, 2014 was $9,500,000.

12.	Fair Value Measurements

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

The carrying amount of the Partnership’s equipment notes receivable, including accrued interest approximates, fair value at March 31, 2014, based on the following factors: (i) interest rates have been at or near historic low, (ii) interest rates have remained stable and the outlook for an increase in interest rates remains low and (iii) the short period of time between the Partnership funding of this equipment note receivable and the Partnership’s quarter end. Currently, due to the short-term existence of each of these transactions, management concluded that book value approximates the fair value of each of the assets. Management will continue to re-assess at each balance sheet date.

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable,
including accrued interest	$2,638,780	$2,712,271	$2,692,900	$2,747,972
Equipment loan receivable,
including accrued interest	$18,450,386	$18,435,724	$6,550,448	$6,550,448
Collateralized loan receivable,
including accrued interest	$256,360	$268,557	$324,519	$333,487

Liabilities:
Equipment notes payable,
including accrued interest	$18,992,558	$18,992,558	$8,541,339	$8,541,339
Loan payable, including accrued
interest	$15,630,065	$15,578,282	$6,825,755	$6,825,755

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014

(Unaudited)

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014:

	Equipment Notes Receivable	Equipment Loan Receivable	Collateralized Loan Receivable	Equipment Notes Payable	Loan Payable
Estimated fair value, January 1, 2014	$2,803,044	$6,550,448	$342,455	$8,541,339	$6,825,755

Issuance of additional notes	—	12,369,999	866,000	11,447,351	9,500,000

Total gains (losses) included in earnings:
Interest income	12,773	142,797	—	—	—
Interest expense	—	—	—	(7,240)	(25,755)

Repayment of notes and accrued interest	(66,893)	(627,520)	(934,159)	(988,892)	(669,935)

Unrealized appreciation (depreciation)	(36,653)	—	(5,739)	—	(51,783)

Estimated fair value, March 31, 2014	$2,712,271	$18,435,724	$268,557	$18,992,558	$15,578,282

13.	Business Concentrations

For the three months ended March 31, 2014, the Partnership had two lessees which accounted for approximately 29% and 10% of the Partnership’s income derived from operating leases. For the three months ended March 31, 2014, the Partnership had three lessees which accounted for approximately 41%, 17% and 11% of the Partnership’s interest income.

At March 31, 2014, the Partnership had four lessees which accounted for approximately 42%, 26%, and 16% of the Partnership’s investment in finance leases. At March 31, 2014, the Partnership had three lessees which accounted for approximately 41%, 40%, and 11% of the Partnership’s investment in operating leases. At March 31, 2013, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in operating leases. At March 31, 2014, the Partnership had two lessees which accounted for approximately 80% and 20% of the Partnership’s investment in residual value leases. At March 31, 2014, the Partnership had one lessee which accounted for approximately 86% of the Partnership’s investment in equipment notes receivable.

14.	Commitments and contingencies

On December 18, 2013 the Partnership entered into a forward purchase agreement with an unrelated lender. According to the agreement, the Partnership is obligated to purchase a promissory note secured by the brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note accrues interest at 12.5% per annum and matures in January 2018. The purchase of the promissory note was finalized on May 2, 2014.

15.	Subsequent Events

On April 1, 2104, the Partnership made a cash distribution of $148,380 to its Limited Partners.

From April 1, 2014 through May 15, 2014, the Partnership admitted an additional 25 Limited Partners with total cash contributions of $1,094,498, total capital contributions of $1,059,498 and 1,101.72 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $18,097 and $34,895, respectively.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN AIF IV, L.P.

The following is a discussion of our current financial position and results of operations. This discussion should be read together with the financial statements and notes in our Form 10-K, filed on March 31, 2014. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We are currently in the Offering and Operating Period. The Offering Period expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2015, which is two years from the date we were declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period, which tentatively begins three years after the start of the Operating Period, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), a majority-owned subsidiary of the Investment Manager, is currently acting as our exclusive selling agent. We may engage additional selling agents in the future. We pay 3% of the gross proceeds of the offering (excluding proceeds, if any, we receive from the sale of its Units to the General Partner or its affiliates) to its selling agent or selling agents as an underwriting fee. In addition, we will pay a 7% sales commission to broker-dealers unaffiliated with our General Partner who will be selling our Units, on a best efforts basis. When Units are not sold by unaffiliated broker-dealers, the 7% sales commission is not required to be paid. We apply the proceeds that would otherwise be payable as Sales Commission toward the purchase of additional fractional Units at $1,000 per Unit. We record an underwriting fee discount for the difference between the Unit price and cash selling price for these sales.

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

During the three months ended March 31, 2014, the Partnership made distributions to its Limited Partners totaling approximately $249,000.

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

Recent Significant Transactions

Echo II Leases

On March 26, 2014, we formed a special purpose entity SQN Echo II, LLC (“Echo II”), a Limited Liability Company registered in the state of Delaware which is 80% owned by us and 20% by SQN Alternate Investment Fund III (“Fund III”), an affiliate. Fund III contributed $200,000 to purchase a 20% share of Echo II which is presented as non-controlling interest on the accompanying condensed consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of three portfolios of leases for approximately $21,863,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying condensed consolidated financial statements. The third portfolio consists of direct finance leases in medical equipment. Echo II paid approximately $10,415,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable.

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

Mineral Processing Equipment Financing

On September 27, 2013, the Partnership entered into a loan facility with a lessee to provide financing in an amount up to $3,000,000. The lessee is a Florida based company that has built, refurbished and serviced mineral refining and mining equipment in the United States, Central and South America for more than 30 years. The loan facility is secured by equipment that refines precious metals and other minerals. Monthly payments of principal and interest are due under the loan facility which is scheduled to mature in September 2017. The lessee’s obligations under the loan facility are personally guaranteed by its two majority shareholders.

Manufacturing Equipment Financing

On October 15, 2013, Fund IV extended a $300,000 loan facility with a lessee secured by manufacturing equipment owned by the lessee. Established in 1982, the lessee is a New Jersey based manufacturer and assembler of various consumer products. The loan facility is scheduled to be repaid in 29 equal monthly installments. The lessee’s obligations under the loan facility are personally guaranteed by its majority shareholder.

Recent Accounting Pronouncements

Refer to Part II Item 8. Financial Statements, Note 2 Summary of Significant Accounting Policies, Recent Accounting Pronouncements in our financial statements included in the Annual Report on Form 10-K filed with the SEC on March 31, 2014.

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

Results of Operations for the three months ended March 31, 2014

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities though the sale of our Units to investors. Through March 31, 2014, we admitted 133 Limited Partners with total capital contributions of $10,736,306 resulting in the sale of 10,736.31 Units. The Partnership received cash of $10,015,570 and applied $720,736 which would have otherwise been paid as sales commission to the purchase of additional Units. The Partnership paid or accrued an underwriting fee to Securities totaling $96,460.

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

Our revenue for the three months ended March 31, 2014 is summarized as follows:

Three Months Ended March 31, 2014
Revenue:
Rental income	891,742
Interest income	323,385

Total Revenue	$1,215,127

For the three months ended March 31, 2014 we earned $891,742 in rental income. This majority of this revenue is a result of the portfolios of leases obtained by us through the Echo transactions. We also recognized $323,385 in interest income, the majority of which was generated by the equipment notes and loans receivable. As we acquire finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly.

Our expenses for the three months ended March 31, 2014 are summarized as follows:

Three Months Ended March 31, 2014
Expenses:
Management fees - Investment Manager	375,000
Depreciation and amortization	573,761
Professional fees	58,000
Acquisition costs	27,089
Administration expense	5,266
Interest expense	295,629
Other expenses	1,624

Total Expenses	$1,336,369

For the three months ended on March 31, 2014 we incurred $1,336,369 in total expenses. This period we incurred $375,000 for management fees paid to our Investment Manager. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. With the addition of the operating leases and initial direct costs from the Echo transactions, we recognized $535,653 and $38,108 in depreciation and amortization expense, respectively. During the three month period we incurred $295,629 in interest expense in relation to the equipment notes payable and loan payable in relation to the Echo and Echo II transactions. We also incurred $58,000 in professional fees, which were mostly comprised of fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. In conjunction with the Echo transactions, we assumed approximately $20,000,000 non-recourse notes payable with various financial institutions for the equipment held for lease which resulted in $295,629 in interest expense for the three months ended March 31, 2014.

Net Loss

As a result of the factors discussed above we incurred a net loss for the three months ended March 31, 2014 of $121,242 prior to the allocation for non-controlling interest. The non-controlling interest represents the 20% investment by Fund III in the Echo and Echo II agreements. The non-controlling interest recognized net income of $31,969 due to its interest in Echo and a net loss of $940 due to its interest in Echo II.

Liquidity and Capital Resources

Sources and Uses of Cash

Three Months Ended March 31, 2014
Cash provided by (used in):
Operating activities	$244,078
Investing activities	$(10,656,221)
Financing activities	$10,635,475

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

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2014 was $244,078 and was primarily driven by the following factors; (i) an increase in accounts payable and accrued liabilities of $229,649, (ii) an decrease in accrued interest on loans payable from an unrelated insurance company as part of the Echo and Echo II transactions, (iii) depreciation expense of $573,761 and (iv) a decrease in unearned interest income which represents the interest income recognized on the mining equipment note during the period. Offsetting these fluctuations was a net loss for the three months ended March 31, 2014 of $121,242. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash in-flows from operations principally from rental payments received from lessees.

Investing Activities

Cash used in investing activities was $10,656,221 for the three months ended March 31, 2014. This increase was related to our entering into the equipment notes receivable transaction for approximately $5,840,000. The borrowers made payments of $627,520 during the period. In addition, we paid approximately $2,900,000 and $2,600,000 for the purchase of equipment subject to operating leases and finance leases, respectively. We made additional advances on the collateralized loan receivable of $866,000 and received repayments of $627,520 from the borrower during the period.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2014 was $10,635,475 and was primarily due to the cash proceeds of $9,500,000 from a loan payable in relation to the Echo II transaction as well as $3,148,656 received for the sale of our Units to investors. Offsetting this increase were payments of approximately $989,000 for equipment loans with various financial institutions in relation to the Echo and Echo II portfolios, principal payments of approximately $670,000 on loans with unrelated lenders, underwriting fees of $320,245 and payments for distributions totaling approximately $250,000.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. During the first three months ended March 31, 2014, we made quarterly distributions to our limited partners totaling approximately $250,000. We did not make a cash distribution to the General Partner during the three months ended March 31, 2014; however, we accrued $2,489 for distributions due to the General Partner at March 31, 2014.

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

Off-Balance Sheet Transactions

In conjunction with the Echo transactions, we appointed the seller of the equipment leases as its exclusive agent to remarket the equipment for us after the expiration of the existing lease terms. We will pay the seller a remarketing fee when remarketing proceeds are received. Remarketing proceeds are defined as the proceeds derived from the fixed or month to month extension of any existing lease, the proceeds from the sale of any equipment to the lessee, the proceeds from the sale or re-lease of any equipment to a third party other than the lessee in the event that such equipment is returned by the lessee, or any other proceeds received regarding the equipment.

Contractual Obligations

During our Operating Period, we pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed.

Subsequent Events

Limited Partner Distributions

On April 1, 2104, the Partnership made a cash distribution of $148,380 to its Limited Partners.

Limited Partner Contributions

From March 31, 2014 through May 15, 2014, the Partnership admitted an additional 25 Limited Partners with total cash contributions of $1,094,498, total capital contributions of $1,059,498 and 1,101.72 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $18,097 and $34,895, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2014, its internal control over financial reporting is effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. Our Offering Period commenced on April 2, 2013 and is anticipated to end no later than April 2, 2015. We had our initial closing for the admission of Limited Partners in the partnership on May 29, 2013. From May 29, 2013 through March 31, 2014, we admitted 133 Limited Partners with total capital contributions of $10,735,306 resulting in the sale of 10,735.31 Units. The Partnership received cash of $10,014,570 and applied $524,319 which would have otherwise been paid as sales commission to the purchase of additional Units. The Partnership paid or accrued an underwriting fee to Securities totaling $303,884.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

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

May 15, 2014

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

