Form 10-Q
period 2014-06-30
SQN AIF IV, L.P.
filed 2014-08-14
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

At August 14, 2014, there were 16,549.63 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

(Unaudited)

Assets
	June 30,	December 31,
	2014	2013
	unaudited

Cash and cash equivalents	$3,248,261	$146,340
Investments in finance leases, net	2,419,013	—
Investments in equipment subject to operating leases, net	17,038,034	11,165,590
Equipment notes receivable, including accrued interest of $18,496 and $4,102	3,312,613	2,692,900
Equipment loan receivable, including accrued interest of $19,216 and $19,682	17,677,923	6,550,448
Initial direct costs, net of accumulated amortization of $100,674 and $16,052	374,109	316,448
Collateralized loan receivable, including accrued interest of $6,423 and $2,519	307,117	324,519
Other assets	244,898	127,500

Total Assets	$44,621,968	$21,323,745

Liabilities and Partner's Equity

Equipment notes payable, non-recourse	$16,892,435	$8,541,339
Loan payable, including accrued interest of $33,563 and $25,755	14,378,744	6,825,755
Accounts payable and accrued liabilities	233,875	217,404
Unearned income	27,262	82,024
Distributions payable to General Partner	5,255	537
Due to SQN Securities, LLC	14,477	10,797
Total liabilities	31,552,048	15,677,856

Commitments and contingencies

Partners' Equity (Deficit):
Limited Partners	12,011,241	5,099,313
General Partner	(17,886)	(9,119)
Total Partners' Equity attributable to the Partnership	11,993,355	5,090,194

Non-controlling interest in consolidated entities	1,076,565	555,695

Total Equity	13,069,920	5,645,889

Total Liabilities and Partner's Equity	$44,621,968	$21,323,745

See notes to condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Rental income	$1,240,844	$—	$2,132,586	$—
Finance income	78,187	—	78,187	—
Interest income	576,743	129	900,128	129
Gain on sale of assets	3,113	—	3,113	—
Other income	—	1,000	—	1,000
Total Revenue	1,898,887	1,129	3,114,014	1,129
Expenses:
Management fees - Investment Manager	375,000	125,000	750,000	125,000
Depreciation and amortization	932,602	—	1,506,363	—
Professional fees	131,734	16,500	189,734	16,500
Organizational expenses	—	20,000	—	20,000
Acquisition costs	1,443	—	28,532	—
Administration expense	9,524	650	14,790	650
Interest expense	679,027	—	974,656	—
Other expenses	17,433	—	19,057	—
Foreign currency transaction gains	(15,101)	—	(15,101)	—
Total Expenses	2,131,662	162,150	3,468,031	162,150
Net loss	(232,775)	(161,021)	(354,017)	(161,021)
Net income attributable to non-controlling interest in
consolidated entities
	19,839	—	50,870	—
Net loss attributable to the Partnership	$(252,614)	$(161,021)	$(404,887)	$(161,021)
Net loss attributable to the Partnership:
Limited Partners	$(250,088)	$(159,411)	$(400,838)	$(159,411)
General Partner	(2,526)	(1,610)	(4,049)	(1,610)
Net loss attributable to the Partnership	$(252,614)	$(161,021)	$(404,887)	$(161,021)
Weighted average number of limited partnership
interests outstanding	12,652.66	1,687.56	10,867.29	1,687.56
Net loss attributable to Limited Partners per
weighted average number of limited partnership
interests outstanding	$(19.77)	$(94.46)	$(36.88)	$(94.46)

See notes to condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Partners’ Equity

Six Months Ended June 30, 2014

(Unaudited)

	Limited Partnership Interests	Total	General Partner	Limited Partners	Non-controlling Interest
Balance, January 1, 2014	7,587.65	$5,645,889	$(9,119)	$5,099,313	$555,695

Limited Partner's capital contributions	8,961.98	8,961,984	—	8,961,984	—
Non-controlling interest contribution to consolidated entities	—	470,000	—	—	470,000

Offering expenses	—	(262,016)	—	(262,016)	—
Underwriting fees	—	(883,169)	—	(883,169)	—
Net income (loss)	—	(354,017)	(4,049)	(400,838)	50,870
Distributions	—	(476,530)	(4,718)	(471,812)	—
Redemption of initial Limited Partners’ contributions	—	(32,221)	—	(32,221)	—

Balance, June 30, 2014	16,549.63	$13,069,920	$(17,886)	$12,011,241	$1,076,565

See notes to condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(354,017)	$(161,021)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Finance income	(78,187)	—
Accrued interest income	(837,394)	(115)
Depreciation and amortization	1,506,363	—
Gain on sale of assets	(3,113)	—
Foreign currency transaction gains	(15,101)	—
Change in operating assets and liabilities:
Minimum rents receivable	256,651	—
Accrued interest income	819,499	—
Other assets	(117,398)	—
Accounts payable and accrued liabilities	16,472	36,500
Unearned interest income	(54,762)	—
Due to SQN Securities, LLC	3,680	125,000
Accrued interest on note payable	335,484	—
Net cash provided by operating activities	1,478,177	364
Cash flows from investing activities:
Cash paid for purchase of equipment subject to operating leases	(2,929,174)	—
Purchase of finance leases	(2,582,377)	—
Cash paid for initial direct costs	(142,283)	—
Cash paid for collateralized loan receivable	(1,847,000)	—
Cash received from collateralized loan receivable	1,868,306	—
Cash paid for equipment loans receivable	(5,836,265)	(150,000)
Cash received from equipment loan receivable	1,242,059	—
Proceeds from sale of leased assets	151,170	—
Cash paid for equipment notes receivable	(803,638)	—
Repayment of equipment notes receivable	198,381	5,100
Net cash used in investing activities	(10,680,821)	(144,900)
Cash flows from financing activities:
Cash received from loan payable	9,500,000	—
Repayments of loan payable	(1,954,819)	—
Cash paid to financial institutions for equipment notes payable	(3,023,382)	—
Cash received from non-controlling interest contribution	470,000	—
Cash received from Limited Partner capital contributions	8,961,984	1,600,500
Cash paid for Limited Partner distributions	(471,812)	—
Cash paid for Limited Partner contribution redemption	(32,221)	—
Cash paid for underwriting fees	(883,169)	(31,500)
Cash paid for organizational and offering costs	(262,016)	(89,850)
Net cash provided by financing activities	12,304,565	1,479,150
Net increase in cash and cash equivalents	3,101,921	1,334,614
Cash and cash equivalents, beginning of period	146,340	1,600
Cash and cash equivalents, end of period	$3,248,261	$1,336,214
Cash paid for interest	$536,842	$—
Supplemental disclosure of non-cash investing activities:
Offering expenses paid by SQN Capital Management, LLC	$—	$225,468
Debt assumed in lease purchase agreement	$11,447,351	$—

See notes to condensed consolidated financial statements.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014

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

The Offering period commenced on April 2, 2013 and will last until the earlier of (i) April 2, 2015, which is two years from the commencement of the Offering Period, or (ii) the date that the Partnership has raised $200,000,000. The Partnership is currently in negotiations with additional Selling Dealers to offer our Units for sale. During the Offering Period it is anticipated that the majority of the cash in-flows will be derived from financing activities and be the direct result of capital contributions from investors.

During the Operating Period, which began on May 29, 2013, the date of the initial closing, the Partnership will use the net offering proceeds from Limited Partner capital contributions to acquire its initial investments. As the investments mature, the Partnership anticipates reinvesting the cash proceeds in additional investments in leased equipment and project financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to the Limited Partners. During this time-frame the Partnership expects both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period the Partnership believes the majority of cash out-flows will be from investing activities as the Partnership acquires additional investments and to a lesser extend from financing activities from paying quarterly distributions to the Limited Partners. Cash flow from operations is expected to increase, primarily from the collection of rental payments.

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

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a Limited Liability Company registered in the state of Delaware which is 80% owned by the Partnership and 20% by Fund III, an affiliate. The Partnership originally contributed $800,000 to purchase the 80% share of Echo II. Fund III contributed $200,000 to purchase a 20% share of Echo II which is presented as non-controlling interest on the accompanying condensed consolidated financial statements. In June 2014, the Partnership funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of three portfolios of leases for approximately $21,863,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying condensed consolidated financial statements. The third portfolio consists of direct finance leases in medical equipment. Echo II paid approximately $10,415,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). On October 1, 2013, the Partnership made its first quarterly distribution to its limited partners totaling approximately $53,700. During the six months ended June 30, 2014, the Partnership made distributions to its Limited Partners totaling approximately $471,812. As of June 30, 2014 we have accrued $5,255 for distributions payable to our General Partner.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014

(Unaudited)

From May 29, 2013 through June 30, 2014, the Partnership has admitted 211 Limited Partners with total capital contributions of $16,548,633 resulting in the sale of 16,548.63 Units. The Partnership received cash of $15,525,911 and applied $1,022,722 which would have otherwise been paid as sales commission to the purchase of 1,022.72 additional Units.

3.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of SQN AIF IV, L.P. at June 30, 2014 and for the six months ended June 30, 2014 and 2013 are unaudited and have been prepared in accordance with United States of America generally accepted accounting principles (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q. In the opinion of management all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods have been included. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the financial statements and notes for the year ended December 31, 2013 included in the Annual Report on Form 10-K filed by the Partnership with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

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

The General Partner is responsible for the day-to-day operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash which was accrued for at June 30, 2014 and December 31, 2013.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the equity raised. For the three and six months ended June 30, 2014, the Partnership paid $375,000 and $750,000, respectively, in management fee expense which is recorded in management fee — Investment Manager in the accompanying condensed consolidated statements of operations.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014

(Unaudited)

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

For the six months ended June 30, 2014, the Partnership recorded the following transactions with Securities:

	June 30, 2014	December 31, 2013
	(unaudited)
Balance - beginning of period	$10,797	$—
Underwriting fees earned by Securities	268,860	196,395
Payments by the Partnership to Securities	(265,180)	(185,598)

Balance - end of period	$14,477	$10,797

For the six months ended June 30, 2014, the Partnership recorded the following underwriting fee transactions:

Six Months Ended June 30, 2014

Underwriting discount incurred by the Partnership	$482,563
Underwriting fees earned by Securities	268,859
Fees paid to outside brokers	144,776
Total underwriting fees	$896,198

5.	Investments in Finance Leases

At June 30, 2014 investment in finance leases consisted of the following:

Minimum rents receivable	$2,686,466
Estimated unguaranteed residual value	360,000
Unearned income	(627,453)

$2,419,013

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

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014

(Unaudited)

6.	Investments in Equipment Subject to Operating Leases

On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases with a combined total of approximately $21,863,000 of assets. One of the portfolios consisted of approximately $7,800,000 of assets subject to operating leases.

In April 2014, Echo II sold an operating lease schedule to an unrelated third party for total cash proceeds of $101,405 and outstanding debt of $393,722. The net book value of the lease at the time of sale was $487,077 and the partnership recognized a gain of $8,050.

On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases with a combined total of $17,800,000 of assets. One of the portfolios consisted of approximately $11,200,000 of assets subject to operating leases.

During the six months ended June 30, 2014 Echo sold three operating lease schedules to unrelated third parties for total cash proceeds of $49,765. Total net book value for the leases at the time of sale was $61,528, related debt eliminated as a result of the sale was $6,826 and loss recognized on the books was $4,937.

The composition of the equipment subject to operating leases in the Echo and Echo II transactions as of June 30, 2014 is as follows:

		Accumulated
Description	Cost	Depreciation	Net Book Value

Agricultural equipment	$1,038,224	$69,838	$968,386
Aircraft equipment	2,138,681	70,384	2,068,297
Computer equipment	1,678,662	344,361	1,334,301
Forklifts and fuels cells	8,825,769	635,133	8,190,636
Heavy equipment	3,240,153	228,981	3,011,172
Industrial	518,399	46,630	471,769
Machine tools	556,686	35,377	521,309
Medical	518,591	46,427	472,164

	$18,515,165	$1,477,131	$17,038,034

The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term. Depreciation expense for the three and six months ended June 30, 2014 was $886,088 and $1,421,741, respectively.

7.	Equipment Notes Receivable

Medical Equipment

On June 28, 2013, the Partnership entered into a $150,000 Promissory Note to finance the purchase of medical equipment located in Tennessee. The Promissory Note will be paid through 36 monthly installments of principal and interest of $5,100. The Promissory Note is secured by the medical equipment and other personal property located at the borrowers principal place of business. The Promissory Note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the Promissory Note. For the three and six months ended June 30, 2014, the medical equipment note earned $3,963 and $8,326 of interest income, respectively.

Mineral Processing Equipment

On September 27, 2013, the Partnership entered into a loan facility to provide financing in an amount up to $3,000,000. The lessee is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility is secured by equipment that refines precious metals and other minerals. The Partnership advanced $2,500,000 to the lessee during September 2013. The loan facility requires 48 monthly payments of principal and interest of $68,718 (revised from original payment of $69,577 upon second funding discussed below) and a balloon payment of $500,000 in September 2017 which equates to an effective interest rate of 23.25%. The loan facility is scheduled to mature in September 2017. On May 9, 2014, the Partnership made a second funding of $500,000 to the lessee under the above agreement. Upon settlement of the transaction, the lessee made principal and interest payments for the months of July and May totaling $156,898. Net proceeds transferred to the lessee were $343,102. The loan facility requires 41 monthly payments of principal and interest of $15,764 and expires in September 2017. The loan facility is scheduled to mature in September 2017. The lessee’s obligations under the loan facility are also personally guaranteed by its two majority shareholders. For the three and six months ended June 30, 2014, the mineral processing equipment note earned $14,110 and $136,391 of interest income, respectively.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014

(Unaudited)

Manufacturing Equipment

On October 15, 2013, the Partnership entered into a $300,000 loan facility with a lessee secured by manufacturing equipment owned by the lessee. The lessee is a New Jersey based manufacturer and assembler of various consumer products. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. For the three and six months ended June 30, 2014, the manufacturing equipment note earned $10,518 and $22,322 of interest income, respectively. The lessee’s obligations under the loan facility are also personally guaranteed by its majority shareholder.

Brake Manufacturing Equipment

On December 18, 2013 the Partnership entered into a forward purchase agreement with an unrelated lender. According to the agreement, the Partnership was obligated to purchase a promissory note secured by the brake manufacturing equipment with an aggregate principal amount of $432,000. The purchase of the promissory note was finalized on May 2, 2014. The promissory note requires monthly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the three and six months ended June 30, 2014, the equipment note earned $8,420 of interest income. As of June 30, 2014, outstanding balance of the Promissory Note Receivable was $416,741.

The future maturities of the Partnership’s notes receivable at June 30, 2014 are as follows:

Years ending June 30,

2015	$972,519
2016	1,027,373
2017	1,030,826
2018	263,399
$3,294,117

8.	Equipment Loan Receivable

On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for a combined total purchase price of $17,800,000. One of the portfolios consists of approximately $6,600,000 of equipment loans receivable. The loans accrue interest at a rate of 10%. The notes mature on various dates through October 2017. For the three and six months ended June 30, 2014, the Partnership earned $145,834 and $278,463 of interest income, respectively.

On March 28, 2014, Echo II entered into an agreement with the same unrelated third party as the Echo transaction for the purchase of two portfolios of leases for a combined total purchase price of $21,863,000. One of the portfolios consists of approximately $12,400,000 of equipment loans receivable. The loans accrue interest at a rate of 10%. The notes mature on various dates through October 2017. For the three and six months ended June 30, 2014, the Partnership earned $319,071 and $329,238 of interest income, respectively.

The composition of the equipment loans receivable in the Echo and Echo II transactions as of June 30, 2014 is as follows:

	Maturity
Description	Date	Balance

Furniture and fixtures	6/30/2016 - 04/30/18	$1,316,696
Fitness	06/30/14	22,569
Computers	6/30/2014 - 9/30/17	709,956
Forklifts and fuels cells	03/31/14 - 10/31/17	5,312,000
Aircraft	09/30/15 - 12/31/17	1,979,379
Industrial	9/30/14 - 10/31/20	2,962,553
Machine tools	09/01/14	14,353
Medical and research equipment	01/31/15 - 12/31/17	5,341,201

		$17,658,707

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014

(Unaudited)

The future maturities of the Partnership’s loans receivable at June 30, 2014 are as follows:

Years ending June 30, 2014

2015	$3,326,713
2016	3,344,205
2017	3,762,112
2018	2,413,638
2019	2,280,478
Thereafter	2,531,561
$17,658,707

9.	Collateralized Loan Receivable

On November 27, 2013, the Partnership entered into a loan agreement with an unrelated third party that allows for the borrower to receive a total of $500,000 in advances from the Partnership. The maximum outstanding amount on any date is the lesser of $500,000 and 50% of the borrower’s eligible receivables due within 90 days of the advance date. The loan accrues interest at 15% per annum and is collateralized by all of the assets of the borrower. As of June 30, 2014, the Partnership had advanced the borrower a total of $1,847,000 and has received payments from the borrower of $1,868,306. At June 30, 2014 and December 31, 2013, the outstanding balance of the loan was $300,694 and $322,000, respectively.

10.	Equipment Notes Payable

In connection with the Echo and Echo II transactions, Echo and Echo II assumed approximately $8,500,000 and $11,400,000, respectively, in non-recourse debt in connection with the acquisition of portfolios of assets subject to lease. The debt is held by multiple lenders with interest rates ranging from 2.75% to 9.25% and maturity dates through 2020. The loan is secured by the underlying assets of each lease.

The future maturities of the Partnership’s equipment notes payable at June 30, 2014 are as follows:

Years ending June 30,

2015	$6,789,334
2016	4,897,737
2017	2,464,360
2018	1,359,602
2019	842,406
2020	538,996
$16,892,435

11.	Loan Payable

In connection with the Echo transaction, the Partnership borrowed $6,800,000 with interest accruing at 10% per annum through February 28, 2014 then at 8.9% per annum when the Partnership made a one-time $600,000 payment which was applied to principal. The lender, as collateral, has a first priority security interest in all of the leased assets acquired by Echo. The lender has the right to receive 100% of the cash proceeds from the leased assets until the loan is repaid in full. Beginning January 1, 2014 and monthly thereafter, all of the cash received from these leased assets are applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal. The outstanding balance of the loan as of June 30, 2014 was $5,860,309.

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014

(Unaudited)

In connection with the Echo II transaction, the Partnership borrowed $9,500,000 with interest accruing at 10% per annum through July 1, 2014 then at 9% per annum when the Partnership made a one-time $817,525 payment which was applied to principal. The lenders, as collateral, have a first priority security interest in all of the leased assets acquired by Echo II. The lenders have the right to receive 100% of the cash proceeds from the leased assets until the loan is repaid in full. Beginning May 1, 2014 and monthly thereafter, all of the cash received from these leased assets are applied first against interest with any excess applied against the outstanding principal balance. There is no stated repayment term for the principal. The outstanding balance of the loan as of June 30, 2014 was $8,484,872.

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

The carrying amount of the Partnership’s equipment notes receivable, including accrued interest approximates, fair value at June 30, 2014, based on the following factors: (i) interest rates have been at or near historic low, (ii) interest rates have remained stable and the outlook for an increase in interest rates remains low and (iii) the short period of time between the Partnership funding of this equipment note receivable and the Partnership’s quarter end. Currently, due to the short-term existence of each of these transactions, management concluded that book value approximates the fair value of each of the assets. Management will continue to re-assess at each balance sheet date.

The Partnership’s carrying values and approximate fair values of Level 3 inputs were as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable, including accrued interest	$3,312,613	$3,500,552	$2,692,900	$2,747,972
Equipment loan receivable, including accrued interest	$17,677,923	$17,677,923	$6,550,448	$6,550,448
Collateralized loan receivable, including accrued interest	$307,117	$327,051	$324,519	$333,487

Liabilities:
Equipment notes payable, including accrued interest	$16,836,417	$16,836,417	$8,541,339	$8,541,339
Loan payable, including accrued Interest	$14,378,744	$15,420,939	$6,825,755	$6,825,755

SQN AIF IV, L.P.

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014

(Unaudited)

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2014:

	Equipment Notes Receivable	Equipment Loan Receivable	Collateralized Loan Receivable	Equipment Notes Payable	Loan Payable
Estimated fair value, January 1, 2014	$2,803,044	$6,550,448	$342,455	$8,541,339	$6,825,755

Issuance of additional notes	803,638	12,369,999	1,847,000	11,447,351	9,500,000

Total gains (losses) included in earnings:
Interest income	202,140	607,701	27,553	—	—
Interest expense	—	—	—	(327,676)	(536,842)

Repayment of notes and accrued interest	(386,065)	(1,850,225)	(1,891,955)	(2,824,597)	(2,483,853)

Unrealized appreciation (depreciation)	77,795	—	1,998	—	2,115,879

Estimated fair value, June 30, 2014	$3,500,552	$17,677,923	$327,051	$16,836,417	$15,420,939

13.	Business Concentrations

For the six months ended June 30, 2014, the Partnership had two lessees which accounted for approximately 29% and 13% of the Partnership’s income derived from operating leases. For the six months ended June 30, 2014, the Partnership had three lessees which accounted for approximately 26%, 21% and 17% of the Partnership’s interest income.

At June 30, 2014, the Partnership had three lessees which accounted for approximately 39%, 28%, and 17% of the Partnership’s investment in finance leases. At June 30, 2013, the Partnership had four lessees which accounted for approximately 50%, 19%, 13% and 11% of the Partnership’s investment in operating leases. At June 30, 2013, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in operating leases. At June 30, 2014, the Partnership had two lessees which accounted for approximately 78% and 13% of the Partnership’s investment in equipment notes receivable. At June 30, 2013, the Partnership had one lessee which accounted for approximately 86% of the Partnership’s investment in equipment notes receivable.

14.	Geographic Information

Geographic information for revenue for the three months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30, 2014
Revenue:	United States	Europe	Mexico	Total
Rental income	$1,240,844	$—	$-	$1,240,844
Finance income	$40,832	$37,355	$—	$78,187
Gain on asset sales	$3,113	$—	$—	$3,113
Interest income	$562,632	$—	$14,111	$576,743

	Three Months Ended June 30, 2013
Revenue:	United States	Europe	Mexico	Total
Rental income	$—	$—	$—	$—
Finance income	$—	$—	$—	$—
Other income	$1,000	$—	$—	$—
Interest income	$129	$—	$—	$—

Geographic information for revenue for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30, 2014
Revenue:	United States	Europe	Mexico	Total
Rental income	$2,132,586	$—	$—	$2,132,586
Finance income	$40,832	$37,355	$—	$78,187
Gain on asset sales	$3,113	$—	$—	$3,113
Interest income	$763,737	$—	$136,391	$900,128

	Six Months Ended June 30, 2013
Revenue:	United States	Europe	Mexico	Total
Other income	$1,000	$—	$—	$1,000
Interest income	$129	$—	$—	$129

Geographic information for long-lived assets at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$1,054,261	$914,752	$-	$2,419,013
Investments in equipment subject to operating leases, net	$17,038,034	$-	$-	$17,038,034
Equipment notes receivable, including accrued interest	$769,790	$-	$2,542,823	$3,312,613
Equipment loans receivable, including accrued interest	$17,677,923	$-	$-	$17,677,923
Collateralized loan receivable, including accrued interest	$307,117	$-	$-	$307,117

	December 31, 2013
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$-	$-	$-	$-
Investments in equipment subject to operating leases, net	$11,165,590	$-	$-	$11,165,590
Equipment notes receivable, including accrued interest	$402,088	$-	$2,290,812	$2,692,900
Equipment loans receivable, including accrued interest	$6,550,448	$-	$-	$6,550,448
Collateralized loan receivable, including accrued interest	$324,519	$-	$-	$324,519

15.	Subsequent Events

From July 1, 2014 through August 14, 2014, the Partnership admitted an additional 63 Limited Partners with total cash contributions of $2,597,090, total capital contributions of $2,666,333 and 2,663.33 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $79,990 and $120,190, respectively.

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

During the six months ended June 30, 2014, the Partnership made distributions to its Limited Partners totaling approximately $471,812.

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

Recent Significant Transactions

Echo II Leases

On March 26, 2014, we formed a special purpose entity SQN Echo II, LLC (“Echo II”), a Limited Liability Company registered in the state of Delaware which is 80% owned by us and 20% by SQN Alternate Investment Fund III (“Fund III”), an affiliate. We contributed $800,000 and Fund III contributed $200,000 to purchase a 20% share of Echo II which is presented as non-controlling interest on the accompanying condensed consolidated financial statements. In June 2014, we funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying condensed consolidated financial statements. The third portfolio consists of direct finance leases in medical equipment. Echo II paid approximately $10,415,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable.

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

Mineral Processing Equipment Financing

On September 27, 2013, the Partnership entered into a loan facility to provide financing in an amount up to $3,000,000. The lessee is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility is secured by equipment that refines precious metals and other minerals. The Partnership advanced $2,500,000 to the lessee during September 2013. The loan facility requires 48 monthly payments of principal and interest of $68,718 (revised from original payment of $69,577 upon second funding discussed below) and a balloon payment of $500,000 in September 2017 which equates to an effective interest rate of 23.25%. The loan facility is scheduled to mature in September 2017. On May 9, 2014, the Partnership made a second funding of $500,000 to the lessee under the above agreement. Upon settlement of the transaction, the lessee made principal and interest payments for the months of July and May totaling $156,898. Net proceeds transferred to the lessee was $343,102. The loan facility requires 41 monthly payments of principal and interest of $15,764 and expires in September 2017. The loan facility is scheduled to mature in September 2017. The lessee’s obligations under the loan facility are also personally guaranteed its two majority shareholders. For the three and six months ended June 30, 2014, the mineral processing equipment note earned $14,110 and $136,391 of interest income.

Manufacturing Equipment Financing

On October 15, 2013, the Partnership extended a $300,000 loan facility with a borrower secured by manufacturing equipment owned by the borrower. Established in 1982, the borrower is a New Jersey based manufacturer and assembler of various consumer products. The loan facility is scheduled to be repaid in 29 equal monthly installments. The lessee’s obligations under the loan facility are personally guaranteed by its majority shareholder.

Brake Manufacturing Equipment

On December 18, 2013 the Partnership entered into a forward purchase agreement with an unrelated lender. According to the agreement, the Partnership was obligated to purchase a promissory note secured by the brake manufacturing equipment with an aggregate principal amount of $432,000. The purchase of the promissory note was finalized on May 2, 2014. The promissory note requires monthly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. As of June 30, 2014, outstanding balance of the Promissory Note Receivable was $416,741.

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

Equipment Notes Receivable

Equipment notes receivable are reported in our balance sheets as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in our balance sheets. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

Results of Operations for the three months ended June 30, 2014

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities though the sale of our Units to investors. Through June 30, 2014, we admitted 211 Limited Partners with total capital contributions of $16,548,633 resulting in the sale of 16,548.63 Units. We received cash of $15,525,911 and applied $1,022,722 which would have otherwise been paid as sales commission to the purchase of additional Units. We paid or accrued an underwriting fee to Securities totaling $268,860.

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

Our revenue for the three months ended June 30, 2014 is summarized as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Revenue:

Rental income	$1,240,844	$—
Finance income	78,187
Interest income	576,743	129
Gain on sale of assets	3,113	—
Other income	—	1,000

Total Revenue	$1,898,887	$1,129

For the three months ended June 30, 2014 we earned $1,240,844 in rental income. This majority of this revenue is a result of the portfolios of leases obtained by us through the Echo transactions. We also recognized $576,743 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $78,187 in finance income due to the acquisition of five finance leases. We also incurred a gain of $3,113 due to the sale of assets. As we acquire finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly.

Our expenses for the three months ended June 30, 2014 are summarized as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Expenses:
Management fees - Investment Manager	$375,000	$125,000
Depreciation and amortization	932,602	—
Professional fees	131,734	16,500
Organizational costs	—	20,000
Acquisition costs	1,443	—
Administration expense	9,524	650
Interest expense	679,027	—
Other expenses	17,433	—
Foreign currency transaction gains	(15,101)	—

Total Expenses	$2,131,662	$162,150

For the three months ended June 30, 2014 and 2013 we incurred $2,131,662 and $162,150 in total expenses, respectively. This period we incurred $375,000 for management fees paid to our Investment Manager compared to $125,000 in the comparable 2013 period. The increase is due to that fact that we were in operating period for a full quarter in 2014 compared to one month in 2013. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. With the addition of the operating leases and initial direct costs from the Echo transactions, we recognized $932,602 in depreciation and amortization expense for the three months ended June 30, 2014. We also incurred $131,734 in professional fees compared to $16,500 for the three months ended June 30, 2013. The increase since the prior year is attributable to the increase in fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. In conjunction with the Echo transactions, we assumed approximately $20,000,000 non-recourse notes payable with various financial institutions for the equipment held for lease which resulted in $679,027 in interest expense for the three months ended June 30, 2014.

Net Loss

As a result of the factors discussed above we incurred a net loss for the three months ended June 30, 2014 of $232,775 prior to the allocation for non-controlling interest compared to a net loss of $161,021 for the comparable period in 2013. The non-controlling interest represents the 20% investment by Fund III in the Echo and Echo II agreements. The non-controlling interest recognized net income of $12,012 due to its interest in Echo and a net income of $7,827 due to its interest in Echo II.

Results of Operations for the six months ended June 30, 2014

Our revenue for the six months ended June 30, 2014 is summarized as follows:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Revenue:
Rental income	$2,132,586	$—
Finance income	78,187
Interest income	900,128	129
Gain on sale of assets	3,113	—
Other income	—	1,000

Total Revenue	$3,114,014	$1,129

For the six months ended June 30, 2014 we earned $2,132,586 in rental income. This majority of this revenue is a result of the portfolios of leases obtained by us through the Echo transactions. We also recognized $900,128 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $78,187 in finance income due to the acquisition of five finance leases. We also incurred a gain of $3,113 due to the sale of assets. As we acquire finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly.

Our expenses for the six months ended June 30, 2014 are summarized as follows:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Expenses:
Management fees - Investment Manager	$750,000	$125,000
Depreciation and amortization	1,506,363	—
Professional fees	189,734	16,500
Organizational costs	—	20,000
Acquisition costs	28,532	—
Administration expense	14,790	650
Interest expense	974,656	—
Other expenses	19,057	—
Foreign currency transaction gains	(15,101)	—

Total Expenses	$3,468,031	$162,150

For the six months ended June 30, 2014 and 2013 we incurred $3,468,031 and $162,150 in total expenses, respectively. This period we incurred $750,000 for management fees paid to our Investment Manager compared to $125,000 in the comparable 2013 period. The increase is due to that fact that we were in operating period for six months in 2014 compared to 2013. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. With the addition of the operating leases and initial direct costs from the Echo transactions, we recognized $1,506,363 in depreciation and amortization expense for the six months ended June 30, 2014. We also incurred $189,734 in professional fees compared to $16,500 for the six months ended June 30, 2013. The increase since the prior year is attributable to the increase in fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. In conjunction with the Echo transactions, we assumed approximately $20,000,000 non-recourse notes payable with various financial institutions for the equipment held for lease which resulted in $974,656 in interest expense for the six months ended June 30, 2014.

Net Loss

As a result of the factors discussed above we incurred a net loss for the six months ended June 30, 2014 of $354,017 prior to the allocation for non-controlling interest compared to a net loss of $161,021 for the comparable period in 2013. The non-controlling interest represents the 20% investment by Fund III in the Echo and Echo II agreements. The non-controlling interest recognized net income of $43,982 due to its interest in Echo and a net income of $6,888 due to its interest in Echo II.

Liquidity and Capital Resources

Sources and Uses of Cash

Six Months Ended June 30, 2014
Cash provided by (used in):
Operating activities	$1,478,177
Investing activities	$(10,680,821)
Financing activities	$12,304,565

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

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2014 was $1,478,177 and was primarily driven by the following factors; (i) an increase in accrued interest receivable, (ii) an increase in accrued interest on loans payable from an unrelated insurance company as part of the Echo and Echo II transactions, (iii) depreciation expense of $1,506,000 and (iv) an increase in minimum rents receivable for finance leases acquired during the quarter. Offsetting these fluctuations was a net loss for the 6 months ended June 30, 2014 of $449,000 as well as increases in finance accrued interest. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash in-flows from operations principally from rental payments received from lessees.

Investing Activities

Cash used in investing activities was $10,680,821 for the six months ended June 30, 2014. This increase was related to our entering into the equipment notes receivable transaction for approximately $5,840,000. The borrowers made payments of approximately $1,240,000 during the period. In addition, we paid approximately $2,900,000 and $2,600,000 for the purchase of equipment subject to operating leases and finance leases, respectively. We made additional advances on the collateralized loan receivable of $1,847,000 and received repayments of approximately $1,870,000 from the borrower during the period. We also paid approximately $800,000 for the acquisition of equipment notes receivable. The borrowers repaid approximately $200,000 during the period.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2014 was $12,304,565 and was primarily due to the cash proceeds of $9,500,000 from a loan payable in relation to the Echo II transaction as well as $8,962,000 received for the sale of our Units to investors. Offsetting this increase were payments of approximately $3,000,000 for equipment loans with various financial institutions in relation to the Echo and Echo II portfolios, principal payments of approximately $1,950,000 on loans with unrelated lenders, underwriting fees of $883,000 and payments for distributions totaling approximately $504,000. During the period we also received $470,000 from Fund III for its portion of the Echo I and Echo II transactions.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2014, we made quarterly distributions to our limited partners totaling approximately $472,000. We did not make a cash distribution to the General Partner during the six months ended June 30, 2014; however, we accrued $5,255 for distributions due to the General Partner at June 30, 2014.

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

Subsequent Events

Limited Partner Contributions

From July 1, 2014 through August 14, 2014, the Partnership admitted an additional 63 Limited Partners with total cash contributions of $2,597,090, total capital contributions of $2,666,333 and 2,663.33 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $79,990 and $120,190, respectively.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2014, its internal control over financial reporting is effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. Our Offering Period commenced on April 2, 2013 and is anticipated to end no later than April 2, 2015. We had our initial closing for the admission of Limited Partners in the partnership on May 29, 2013. From May 29, 2013 through June 30, 2014, we admitted 211 Limited Partners with total capital contributions of $16,548,633 resulting in the sale of 16,548.63 Units. The Partnership received cash of $15,525,911 and applied $1,022,722 which would have otherwise been paid as sales commission to the purchase of additional Units. The Partnership paid or accrued an underwriting fee to Securities totaling $268,860.

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

August 14, 2014

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

