Form 10-Q
period 2014-09-30
SQN AIF IV, L.P.
filed 2014-11-13
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________.

COMMISSION FILE NUMBER: 333-184550

SQN AIF IV, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-4740732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

100 Wall Street, 28th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (212) 422-2166

110 William Street, 26th Floor, NY, NY 10038

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

At November 7, 2014, there were 23,816.69 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Cash and cash equivalents	$6,843,521	$146,340
Investments in finance leases, net	1,632,252	—
Investments in equipment subject to operating leases, net	13,975,346	11,165,590
Equipment notes receivable, including accrued interest of $153,198 and $4,102	3,406,780	2,692,900
Equipment loans receivable, including accrued interest of $28,967 and $19,682	16,944,380	6,550,448
Residual value investment in equipment on lease	402,976	—
Initial direct costs, net of accumulated amortization of $145,709 and $16,052	329,074	316,448
Collaterized loan receivable, including accrued interest of $31,672 and $2,519	894,642	324,519
Investment in Informage SQN Technologies LLC	192,500	—
Other assets	394,973	127,500
Total Assets	$45,016,444	$21,323,745

Liabilities and Partners’ Equity

Equipment notes payable, non-recourse	$14,352,763	$8,541,339
Loans payable, including accrued interest of $25,755 and $25,755	12,611,583	6,825,755
Accounts payable and accrued liabilities	264,656	217,404
Unearned income	—	82,024
Distributions payable to General Partner	8,714	537
Due to SQN Securities, LLC	—	10,797
Total Liabilities	27,237,716	15,677,856

Partners’ Equity (Deficit):
Limited Partners	16,598,990	5,099,313
General Partner	(17,584)	(9,119)
Total Partners’ Equity attributable to the Partnership	16,581,406	5,090,194

Non-controlling interest in consolidated entities	1,197,322	555,695

Total Equity	17,778,728	5,645,889

Total Liabilities and Partners’ Equity	$45,016,444	$21,323,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue:
Rental income	$1,294,742	$—	$3,427,328	$—
Finance income	61,870	—	140,057	—
Interest income	736,770	9,784	1,636,898	9,913
Gain on sale of assets	466,482	—	469,595	—
Other income	—	—	—	1,000
Total Revenue	2,559,864	9,784	5,673,878	10,913

Expenses:
Management fees- Investment Manager	375,000	375,000	1,125,000	500,000
Depreciation and amortization	891,621	—	2,397,984	—
Professional fees	51,508	17,409	241,242	33,909
Organizational expenses	—	—	—	20,000
Acquisition costs	—	7,958	28,532	7,958
Administration expense	21,619	2,960	36,409	—
Interest expense	674,407	—	1,649,063	3,610
Other expenses	8,493	184	27,550	184
Foreign currency transaction (gains) losses	40,324	—	25,223	—
Total Expenses	2,062,972	403,511	5,531,003	565,661
Net income (loss)	496,892	(393,727)	142,875	(554,748)

Net income attributable to non-controlling interest in consolidated entities	120,757	—	171,627	—
Net income (loss) attributable to the Partnership	$376,135	$(393,727)	$(28,752)	$(554,748)

Net income (loss) attributable to the Partnership
Limited Partners	$372,374	$(389,790)	$(28,464)	$(549,201)
General Partner	3,761	(3,937)	(288)	(5,547)
Net income (loss) attributable to the Partnership	$376,135	$(393,727)	$(28,752)	$(554,748)

Weighted average number of limited partnership interest outstanding	19,314.82	2,589.39	13,713.41	2,356.66

Net income (loss) attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$19.28	$(150.53)	$(2.08)	$(233.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Changes in Partners’ Equity

Nine Months Ended September 30, 2014

(Unaudited)

	Limited
	Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest
Balance, January 1, 2014	7,587.65	$5,645,889	$(9,119)	$5,099,313	$555,695

Limited Partners capital contributions	14,271.45	14,271,451	—	14,271,451	—
Non-controlling interest contribution to consolidated entities	—	470,000	—	—	470,000

Offering expenses	—	(419,731)	—	(419,731)	—
Underwriting fees	—	(1,408,690)	—	(1,408,690)	—
Net income (loss)	—	142,875	(288)	(28,464)	171,627
Distributions to partners	—	(825,883)	(8,177)	(817,706)	—
Redemption of initial Limited Partners’ contributions	—	(97,183)	—	(97,183)	—

Balance, September 30, 2014	21,859.10	$17,778,728	$(17,584)	$16,598,990	$1,197,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$142,875	$(554,748)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Finance income	(140,057)	—
Accrued interest income	(1,344,045)	(1,823)
Depreciation and amortization	2,397,984	—
Gain on sale of assets	(469,595)	—
Foreign currency transaction (gains) losses	(4,317)	—
Change in operating assets and liabilities:
Minimum rents receivable	419,594	—
Accrued interest income	1,156,511	—
Other assets	(72,305)	—
Accounts payable and accrued liabilities	47,252	33,264
Unearned interest income	(82,024)	203,983
Due to SQN Securities, LLC	(10,797)	55,000
Accrued interest on note payable	554,194	—

Net cash provided by (used in) operating activities	2,595,270	(264,324)

Cash flows from investing activities:
Cash paid for purchase of equipment subject to operating leases	(2,929,174)	—
Purchase of finance leases	(2,582,377)	—
Purchase of residual value investments of equipment subject to lease	(402,976)	—
Cash paid for initial direct costs	(142,283)	—
Cash paid for collateralized loan receivable	(2,686,056)	—
Cash received from collateralized loan receivable	2,145,086	—
Cash paid for equipment loan receivable	(5,836,265)	(2,650,000)
Cash received from equipment loan receivable	1,985,352	—
Proceeds from sale of leased assets	2,494,487	—
Investment in Informage SQN Technologies	(192,500)	—
Cash paid for equipment notes receivable	(803,638)	—
Repayment of equipment notes receivable	238,854	221,031

Net cash used in investing activities	(8,711,490)	(2,428,969)

Cash flows from financing activities:
Cash received from loan payable	9,500,000	—
Repayments of loan payable	(3,714,172)	—
Cash paid to financial institutions for equipment notes payable	(4,970,568)	—
Cash received from non-controlling interest contribution	470,000	—
Cash received from Limited Partner capital contributions	14,271,451	4,334,460
Cash paid for Limited Partner distributions	(817,706)	—
Cash paid for Initial Limited Partners contribution redemption	(97,183)	(1,000)
Cash paid for partner advances	—	(1,000)
Cash paid for underwriting fees	(1,408,690)	(105,271)
Cash paid for organizational and offering costs	(419,731)	(701,955)

Net cash provided by financing activities	12,813,401	3,525,234

Net increase in cash and cash equivalents	6,697,181	831,941
Cash and cash equivalents, beginning of period	146,340	1,600

Cash and cash equivalents, end of period	$6,843,521	$833,541

Supplemental disclosure of other cash flow information:
Cash paid for interest	$856,168	$—

Supplemental disclosure of non-cash operating and investing activities:
Offering expenses paid by SQN Capital Management, LLC	$—	$225,468
Debt assumed in lease purchase agreement	$11,447,351	$—
Debt forgiven on sale of assets	$(1,219,553)	$—
Increase in other assets	$(195,168)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014

(Unaudited)

1.	Nature of Operations and Organization

Organization – SQN AIF IV, L.P. (the “Partnership”) was formed on August 10, 2012, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2036.

The Offering period commenced on April 2, 2013 and will last until the earlier of (i) April 2, 2015, which is two years from the commencement of the Offering Period, or (ii) the date that the Partnership has raised $200,000,000. The Partnership is currently in negotiations with additional Selling Dealers to offer its Units for sale. During the Offering Period it is anticipated that the majority of the Partnership’s cash in-flows will be derived from financing activities and be the direct result of capital contributions from investors.

During the Operating Period, which began on May 29, 2013, the date of the initial closing, the Partnership will use the net offering proceeds from Limited Partner capital contributions to acquire its initial investments. As the investments mature, the Partnership anticipates reinvesting the cash proceeds in additional investments in leased equipment and project financing transactions, to the extent that the cash will not be used for expenses, reserves and distributions to the Limited Partners. During this time-frame the Partnership expects both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period the Partnership believes the majority of cash out-flows will be from investing activities as the Partnership acquires additional investments and to a lesser extend from financing activities from paying quarterly distributions to the Limited Partners. Cash flow from operations is expected to increase, primarily from the collection of rental payments and finance income.

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

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014

(Unaudited)

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). On October 1, 2013, the Partnership made its first quarterly distribution to its limited partners totaling approximately $53,700. On July 1, 2014, the Partnership paid a quarterly distribution to its limited partners at a rate of 7.00% per annum. This distribution rate reflects an increase of 0.5% per annum above the targeted distribution rate of 6.5% per annum. During the nine months ended September 30, 2014, the Partnership made distributions to its Limited Partners totaling approximately $817,706. As of September 30, 2014, the Partnership has accrued $8,714 for distributions payable to General Partner.

From May 29, 2013 through September 30, 2014, the Partnership has admitted 351 Limited Partners with total capital contributions of $21,858,101 resulting in the sale of 21,858.10 Units. The Partnership received cash of $20,702,801 and applied $1,155,300 which would have otherwise been paid as sales commission to the purchase of 1,155.30 additional Units.

The Investment Manager made a cash payment to the Partnership of $1,000 for an initial Limited Partnership interest. The Partnership refunded the initial Limited Partner’s interest of $1,000 during early July 2013.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed consolidated financial statements of SQN AIF IV, L.P. at September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2013 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC March 31, 2014.

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

Use of estimates - The preparation of financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Cash and cash equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts maintained at financial institutions.

Lease Classification and Revenue Recognition - Each equipment lease that the Partnership enters into is classified as either a finance lease or an operating lease, which is determined at lease inception, based upon the terms of each lease, or when there are significant changes to the lease terms. The Partnership capitalizes initial direct costs associated with the origination and funding of lease assets. Initial direct costs include both internal costs (e.g., labor and overhead), if any, and external broker fees incurred with the lease origination. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense. For a finance lease, initial direct costs are capitalized and amortized over the lease term using the effective interest rate method. For an operating lease, the initial direct costs are included as a component of the cost of the equipment and depreciated over the lease term.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014

(Unaudited)

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

The Investment Manager has an investment committee that approves each new equipment lease and other project financing transaction. As part of this process, the investment committee determines the residual value, if any, to be used once the investment has been approved. The factors considered in determining the residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Residual values are reviewed for impairment in accordance with our impairment review policy.

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

Equipment Notes Receivable - Equipment notes receivable are reported in the Partnership’s balance sheets as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the Partnership’s balance sheets. Income is recognized over the life of the note agreement. On certain equipment notes receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014

(Unaudited)

Asset Impairments - The significant assets in the Partnership’s portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.

Depreciation – The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the Partnership’s estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for the Partnership on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Partnership is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for the Partnership on its fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Partnership’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash which was accrued for at September 30, 2014 and December 31, 2013.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the equity raised. For the three and nine months ended September 30, 2014, the Partnership paid $375,000 and $1,125,000, respectively, in management fee expense which is recorded in management fee — Investment Manager in the accompanying condensed consolidated statements of operations.

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

For the nine months ended September 30, 2014, the Partnership recorded the following transactions with Securities:

	September 30, 2014	December 31, 2013
	(unaudited)
Balance - beginning of period	$10,797	$—
Underwriting fees earned by Securities	409,689	196,395
Payments by the Partnership to Securities	(420,486)	(185,598)

Balance - end of period	$—	$10,797

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014

(Unaudited)

For the nine months ended September 30, 2014, the Partnership recorded the following underwriting fee transactions:

Nine Months Ended September 30, 2014

Underwriting discount incurred by the Partnership	$615,140
Underwriting fees earned by Securities	409,689
Fees paid to outside brokers	383,861
Total underwriting fees	$1,408,690

4.	Investments in Finance Leases

At September 30, 2014, net investment in finance leases consisted of the following:

Minimum rents receivable	$1,581,576
Estimated unguaranteed residual value	360,000
Unearned income	(309,324)

$1,632,252

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

Wind Turbine

On March 28, 2014, the Partnership entered into a new finance lease transaction for a wind turbine in Northern Ireland for £409,377 ($683,455 applying exchange rates at March 28, 2014). The finance lease requires 25 quarterly payments of £23,150 ($38,647 applying exchange rates at March 28, 2014). On July 31, 2014, the Partnership sold this lease to Summit Asset Management Limited for total cash proceeds of £438,366 ($742,110 applying exchange rates at July 31, 2014). The net book value of the lease at the time of sale was $685,688 and the Partnership recognized a gain of $56,422.

Medical Equipment

On March 31, 2014, the Partnership entered into entered into a new finance lease transaction for a medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415.

5.	Investments in Equipment Subject to Operating Leases

On March 28, 2014, Echo II entered into an agreement with an unrelated third party for the purchase of two portfolios of leases with a combined total of approximately $21,863,000 of assets. One of the portfolios consisted of approximately $7,800,000 of assets subject to operating leases.

During the nine months ended September 30, 2014, Echo II sold two operating lease schedules to unrelated third parties for total cash proceeds of $281,405 and elimination of related outstanding debt of $399,827. The net book value of these leases at the time of sale was $644,184 which resulted in the Partnership recognizing a gain of $37,048.

On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases with a combined total of $17,800,000 of assets. One of the portfolios consisted of approximately $11,200,000 of assets subject to operating leases.

During the nine months ended September 30, 2014, Echo sold nine operating lease schedules to unrelated third parties for total cash proceeds of $1,444,694, a receivable of $37,060 and elimination of related outstanding debt of $819,726. The net book value of these leases at the time of sale was $1,925,158 which resulted in the Partnership recognizing a gain of $376,322. Included in these sales were four leases that had come to the residual realization phase and the proceeds received from these sales were sufficient to return the projected yield on investment.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014

(Unaudited)

The composition of the equipment subject to operating leases in the Echo and Echo II transactions as of September 30, 2014 is as follows:

		Accumulated
Description	Cost	Depreciation	Net Book Value

Agricultural equipment	$807,235	$89,418	$717,817
Aircraft equipment	2,138,681	138,568	2,000,113
Computer equipment	1,040,036	268,164	771,872
Forklifts and fuels cells	7,237,869	855,843	6,382,026
Heavy equipment	3,047,443	323,229	2,724,214
Industrial	518,399	71,962	446,437
Machine tools	556,686	52,077	504,609
Medical	518,591	90,333	428,258

	$15,864,940	$1,889,594	$13,975,346

The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term. Depreciation expense for the three and nine months ended September 30, 2014 was $846,586 and $2,268,327, respectively.

6.	Equipment Notes Receivable

Medical Equipment

On June 28, 2013, the Partnership entered into a $150,000 Promissory Note to finance the purchase of medical equipment located in Tennessee. The Promissory Note will be paid through 36 monthly installments of principal and interest of $5,100. The Promissory Note is secured by the medical equipment and other personal property located at the borrowers principal place of business. The Promissory Note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the Promissory Note. For the three and nine months ended September 30, 2014, the medical equipment note earned $3,548 and $11,874 of interest income, respectively.

Mineral Processing Equipment

On September 27, 2013, the Partnership entered into a loan facility to provide financing in an amount up to $3,000,000. The borrower is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility is secured by equipment that refines precious metals and other minerals. The Partnership advanced $2,500,000 to the lessee during September 2013. The loan facility requires 48 monthly payments of principal and interest of $68,718 (revised from original payment of $69,577 upon second funding discussed below) and a balloon payment of $500,000 in September 2017 which equates to an effective interest rate of 23.25%. The loan facility is scheduled to mature in September 2017. On May 9, 2014, the Partnership made a second funding of $500,000 to the lessee under the above agreement. Upon settlement of the transaction, the lessee made principal and interest payments totaling $156,898. Net proceeds transferred to the lessee were $343,102. The loan facility requires 41 monthly payments of principal and interest of $15,764 and matures in September 2017. The lessee’s obligations under the loan facility are also personally guaranteed by its two majority shareholders. For the three and nine months ended September 30, 2014, the mineral processing equipment note earned $128,846 and $289,429 of interest income, respectively.

Manufacturing Equipment

On October 15, 2013, the Partnership entered into a $300,000 loan facility with a lessee secured by manufacturing equipment owned by the lessee. The lessee is a New Jersey based manufacturer and assembler of various consumer products. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. For the three and nine months ended September 30, 2014, the manufacturing equipment note earned $9,341 and $31,663 of interest income, respectively. The lessee’s obligations under the loan facility are also personally guaranteed by its majority shareholder.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014

(Unaudited)

Brake Manufacturing Equipment

On December 18, 2013, the Partnership entered into a forward purchase agreement with an unrelated lender. According to the agreement, the Partnership was obligated to purchase a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The purchase of the promissory note was finalized on May 2, 2014. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the three and nine months ended September 30, 2014, the equipment note earned $12,624 and $23,470 of interest income, respectively. As of September 30, 2014, the outstanding balance of the promissory note receivable was $397,530.

The future maturities of the Partnership’s equipment notes receivable at September 30, 2014 are as follows:

Years ending September 30,

2015	$1,167,764
2016	1,035,378
2017	976,114
2018	74,326
$3,253,582

7.	Equipment Loans Receivable

On December 20, 2013, Echo entered into an agreement with an unrelated third party for the purchase of two portfolios of leases for a combined total purchase price of $17,800,000. One of the portfolios consists of approximately $6,600,000 of equipment loans receivable. The loans accrue interest at a rate of 10%. The notes mature on various dates through October 2017. For the three and nine months ended September 30, 2014, the Partnership earned $136,909 and $415,372 of interest income, respectively.

On March 28, 2014, Echo II entered into an agreement with the same unrelated third party as the Echo transaction for the purchase of two portfolios of leases for a combined total purchase price of $21,863,000. One of the portfolios consists of approximately $12,400,000 of equipment loans receivable. The loans accrue interest at a rate of 10%. The notes mature on various dates through October 2017. For the three and nine months ended September 30, 2014, the Partnership earned $298,317 and $627,555 of interest income, respectively.

The composition of the equipment loans receivable in the Echo and Echo II transactions as of September 30, 2014 is as follows:

	Maturity
Description	Date	Balance

Furniture and fixtures	6/30/2016 - 04/30/18	$1,254,710
Fitness	12/31/14	16,617
Computers	10/31/2014 - 9/30/17	671,951
Forklifts and fuels cells	10/31/14 - 10/31/17	4,890,305
Aircraft services equipment	09/30/15 - 12/31/17	1,944,346
Industrial	12/31/14 - 10/31/20	5,534,133
Medical and research equipment	01/31/15 - 12/31/17	2,603,351

		$16,915,413

The future maturities of the Partnership’s equipment loans receivable at September 30, 2014 are as follows:

Years ending September 30,

2015	$4,017,537
2016	3,290,023
2017	3,047,449
2018	2,272,347
2019	681,815
Thereafter	3,606,242
$16,915,413

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014

(Unaudited)

8.	Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interest in equipment. This leasing company has entered into a Master Lease Agreement with another third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”). In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million (85% of $20 million) and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million (15% of $20 million). The Partnership appointed the leasing company to remarket the equipment after the base term. As of September 30, 2014, the Partnership had advanced a total of $402,976.

9.	Collateralized Loan Receivable

On November 27, 2013, the Partnership entered into a loan agreement with an unrelated third party that allows for the borrower to receive a total of $500,000 in advances from the Partnership. The maximum outstanding amount on any date is the lesser of $500,000 and 50% of the borrower’s eligible receivables due within 90 days of the advance date. The loan accrues interest at 15% per annum and is collateralized by all of the assets of the borrower. On July 15, 2014, the Partnership amended the loan agreement to increase the maximum outstanding amount on any date to $1,000,000. As of September 30, 2014, and December 31, 2013, the outstanding principal balance of the loan was $862,970 and $322,000, respectively.

10.	Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN Portfolio Acquisition Company, LLC (“SQN Portfolio”), an entity managed by the Partnership’s Investment Manager, and an unrelated entity formed a special purpose entity Informage SQN Technologies LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN Portfolio each own 24.5% of Informage SQN, while the unrelated entity owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 total aggregate outstanding capital contributions.

11.	Equipment Notes Payable

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

The future maturities of the Partnership’s equipment notes payable at September 30, 2014 are as follows:

Years ending September 30,

2015	$5,262,753
2016	4,111,768
2017	2,551,221
2018	1,537,598
2019	889,423
2020	—
$14,352,763

12.	Loans Payable

In connection with the Echo transaction, the Partnership borrowed $6,800,000 in the form of a senior participation with interest accruing at 10% per annum through February 28, 2014 then at 8.9% per annum when the Partnership made a one-time $600,000 payment which was applied to principal. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Echo as well as a senior participation interest in the proceeds from the leased assets, while the Partnership and Fund III have a junior participation interest until the loan is repaid in full. Beginning January 1, 2014 and monthly thereafter, all of the cash received from these leased assets is applied first against accrued and unpaid interest of the senior participant, second, against any cumulative interest shortfall of the senior participant, third, against accrued and unpaid interest of the Partnership and Fund III, fourth, against the outstanding principal balance of the senior participation with any excess distributed to the Partnership and Fund III. There is no stated repayment term for the principal. The outstanding principal balance of the loan as of September 30, 2014 was $4,344,233.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014

(Unaudited)

In connection with the Echo II transaction, the Partnership borrowed $9,500,000 in the form of a senior participation with interest accruing at 10% per annum through July 1, 2014 then at 9% per annum when the Partnership made a one-time $817,525 payment which was applied to principal. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Echo II as well as a senior participation interest in the proceeds from the leased assets, while the Partnership and Fund III have a junior participation interest until the loan is repaid in full. Beginning May 1, 2014 and monthly thereafter, all of the cash received from these leased assets is applied first against accrued and unpaid interest of the senior participant, second, against any cumulative interest shortfall of the senior participant, third, against accrued and unpaid interest of the Partnership and Fund III, fourth, against the outstanding principal balance of the senior participation with any excess distributed to the Partnership and Fund III. There is no stated repayment term for the principal. On September 29, 2014, all rights, title and interest in this senior participation was assigned from the unrelated third party to SQN Asset Finance Income Fund Limited, a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager. The outstanding principal balance of the loan as of September 30, 2014 was $8,241,595.

13.	Fair Value Measurements

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

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments all classified as Level 3 were as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable, including accrued interest	$3,406,780	$3,403,737	$2,692,900	$2,747,972
Equipment loan receivable, including accrued interest	$16,944,380	$16,944,380	$6,550,448	$6,550,448
Collateralized loan receivable, including accrued interest	$894,642	$867,585	$324,519	$333,487

Liabilities:
Equipment notes payable, including accrued interest	$14,352,763	$14,352,763	$8,541,339	$8,541,339
Loans payable, including accrued Interest	$12,611,583	$12,483,728	$6,825,755	$6,825,755

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014

(Unaudited)

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2014:

	Equipment Notes Receivable	Equipment Loan Receivable	Collateralized Loan Receivable	Equipment Notes Payable	Loans Payable
Estimated fair value, January 1, 2014	$2,747,972	$6,550,448	$333,487	$8,541,339	$6,825,755

Issuance of additional notes	803,638	12,369,999	2,686,056	11,447,351	9,500,000

Total gains (losses) included in earnings:
Interest income	356,578	1,042,928	52,802	—	—
Interest expense	—	—	—	(554,194)	(856,168)

Repayment of notes and accrued interest	(446,336)	(3,018,995)	(2,168,735)	(5,081,733)	(4,570,340)

Unrealized appreciation (depreciation)	(58,115)	—	(36,025)	—	1,584,481

Estimated fair value, September 30, 2014	$3,403,737	$16,944,380	$867,585	$14,352,763	$12,483,728

14.	Business Concentrations

For the nine months ended September 30, 2014, the Partnership had two lessees which accounted for approximately 25% and 11% of the Partnership’s income derived from operating leases. For the nine months ended September 30, 2014, the Partnership had three lessees which accounted for approximately 17%, 16% and 11% of the Partnership’s interest income.

At September 30, 2014, the Partnership had three lessees which accounted for approximately 47%, 25%, and 19% of the Partnership’s investment in finance leases. At September 30, 2014, the Partnership had two lessees which accounted for approximately 21% and 16% of the Partnership’s investment in operating leases. At September 30, 2013, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in operating leases. At September 30, 2014, the Partnership had two lessees which accounted for approximately 78% and 12% of the Partnership’s investment in equipment notes receivable. At September 30, 2013, the Partnership had one lessee which accounted for approximately 86% of the Partnership’s investment in equipment notes receivable.

15.	Geographic Information

Geographic information for revenue for the three months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30, 2014
Revenue:	United States	Europe	Mexico	Total
Rental income	$1,294,742	$—	$—	$1,294,742
Finance income	$38,343	$23,527	$—	$61,870
Interest income	$607,924	$—	$128,846	$736,770
Gain on sale of assets	$466,482	$—	$—	$466,482

Three Months Ended September 30, 2013
Revenue:	United States	Europe	Mexico	Total
Rental income	$—	$—	$—	$—
Finance income	$—	$—	$—	$—
Interest income	$9,784	$—	$—	$9,784
Other income	$—	$—	$—	$—

Geographic information for revenue for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30, 2014
Revenue:	United States	Europe	Mexico	Total
Rental income	$3,427,328	$—	$—	$3,427,328
Finance income	$79,175	$60,882	$—	$140,057
Interest income	$1,371,661	$—	$265,237	$1,636,898
Gain on sale of assets	$469,595	$—	$—	$469,595

	Nine Months Ended September 30, 2013
Revenue:	United States	Europe	Mexico	Total
Interest income	$9,913	$—	$—	$9,913
Other income	$1,000	$—	$—	$1,000

Geographic information for long-lived assets at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$1,401,906	$230,346	$—	$1,632,252
Investments in equipment subject to operating leases, net	$13,975,346	$—	$—	$13,975,346
Equipment notes receivable, including accrued interest	$743,966	$—	$2,662,814	$3,406,780
Equipment loans receivable, including accrued interest	$16,944,380	$—	$—	$16,944,380
Collateralized loan receivable, including accrued interest	$894,642	$—	$—	$894,642

	December 31, 2013
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$—	$—	$—	$—
Investments in equipment subject to operating leases, net	$11,165,590	$—	$—	$11,165,590
Equipment notes receivable, including accrued interest	$402,088	$—	$2,290,812	$2,692,900
Equipment loans receivable, including accrued interest	$6,550,448	$—	$—	$6,550,448
Collateralized loan receivable, including accrued interest	$324,519	$—	$—	$324,519

16.	Subsequent Events

Subsequent to September 30, 2014, the note receivable relating to mineral processing equipment was placed in technical default in order to facilitate a restructuring which the Partnership believes to be in its best interest. The Investment Manager does not believe an asset impairment is warranted based on the collateral value of the equipment, the value of the plant as a going concern, and the personal and corporate guarantees behind the transaction. The Investment Manager believes that the restructure transaction will result in better economics for the Partnership and improved asset security.

On October 1, 2014, the Partnership paid a quarterly distribution to its limited partners at a rate of 7.1% per annum. This distribution rate reflects an increase of 0.6% per annum above the targeted distribution rate of 6.5% per annum.

On October 27, 2014, the Partnership advanced a total of $1,162,511 for its residual value investment in equipment on lease.

From October 1, 2014 through November 7, 2014, the Partnership admitted an additional 51 Limited Partners with total cash contributions of $1,888,770, total capital contributions of $1,958,587 and 1,958.59 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $56,663 and $67,284, respectively.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN AIF IV, L.P. and its subsidiaries.

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

Our Offering period commenced on April 2, 2013 and will last until the earlier of (i) April 2, 2015, which is two years from the commencement of our Offering Period, or (ii) the date that we have raised $200,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. The Partnership is not for sale in Arkansas and residents of Arkansas are not eligible to invest. During the Offering Period it is anticipated that the majority of our cash in-flows will be derived from financing activities and be the direct result of capital contributions from investors.

Our income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We are currently in the Offering and Operating Period. The Offering Period expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2015, which is two years from the date we were declared effective by the SEC. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period, which tentatively begins three years after the start of the Operating Period, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

During the nine months ended September 30, 2014, we made distributions to our Limited Partners totaling approximately $817,706.

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

We also intend to invest by way of participation agreements and residual sharing agreements where we would acquire an interest in a pool of equipment or other assets, or rights to the equipment or other assets, at a future date. We may invest in operating companies that use or own equipment and other assets. We also may structure investments as project financings that are secured by, among other things, essential use equipment and/or assets. Finally, we may use other investment structures that our Investment Manager believes will provide us with the appropriate level of security, collateralization, and flexibility to optimize our return on our investment while protecting against downside risk, such as vendor and rental programs. In many cases, the structure will include us holding title to or a priority or controlling position in the equipment or other asset.

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

Recent Significant Transactions

Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN Portfolio Acquisition Company, LLC (“SQN Portfolio”), an entity managed by the Partnership’s Investment Manager, and an unrelated entity formed a special purpose entity Informage SQN Technologies LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN Portfolio each own 24.5% of Informage SQN, while the unrelated entity owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 total aggregate outstanding capital contributions.

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

In connection with the Echo II transaction, the Partnership borrowed $9,500,000 in the form of a senior participation with interest accruing at 10% per annum through July 1, 2014 then at 9% per annum when the Partnership made a one-time $817,525 payment which was applied to principal. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Echo II as well as a senior participation interest in the proceeds from the leased assets, while the Partnership and Fund III have a junior participation interest until the loan is repaid in full. On September 29, 2014, all rights, title and interest in this senior participation was assigned from the unrelated third party to SQN Asset Finance Income Fund Limited, a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager. The outstanding principal balance of the loan as of September 30, 2014 was $8,241,595.

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

Mineral Processing Equipment Financing

On September 27, 2013, the Partnership entered into a loan facility to provide financing in an amount up to $3,000,000. The lessee is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility is secured by equipment that refines precious metals and other minerals. The Partnership advanced $2,500,000 to the lessee during September 2013. The loan facility requires 48 monthly payments of principal and interest of $68,718 (revised from original payment of $69,577 upon second funding discussed below) and a balloon payment of $500,000 in September 2017 which equates to an effective interest rate of 23.25%. The loan facility is scheduled to mature in September 2017. On May 9, 2014, the Partnership made a second funding of $500,000 to the lessee under the above agreement. Upon settlement of the transaction, the lessee made principal and interest payments totaling $156,898. Net proceeds transferred to the lessee were $343,102. The loan facility requires 41 monthly payments of principal and interest of $15,764 and matures in September 2017. The lessee’s obligations under the loan facility are also personally guaranteed its two majority shareholders.

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

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in accordance with U.S. GAAP requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Asset Impairments

The significant assets in our portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), requiring revenue to be recognized in an amount that reflects the consideration expected to be received in exchange for goods and services. The adoption of ASU 2014-09 becomes effective for us on January 1, 2017, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

Results of Operations for the three months ended September 30, 2014

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities though the sale of our Units to investors. Through September 30, 2014, we admitted 352 Limited Partners with total capital contributions of $21,858,101 resulting in the sale of 21,858.10 Units. We received cash of $20,702,801 and applied $1,155,300 which would have otherwise been paid as sales commission to the purchase of additional Units. For the nine months ended September 30, 2014, we paid or accrued an underwriting fee to Securities totaling $428,144.

We have also entered our Operating Period, which is defined as the period in which we invest the net proceeds from the Offering Period and reinvest cash from operations into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash out-flows from investing activities as we acquire leased equipment. We also expect our operating activities to generate cash in-flows during this time as we collect rental payments from the leased assets we acquire.

Our revenue for the three months ended September 30, 2014 as compared to three months ended September 30, 2013 is summarized as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Revenue:

Rental income	$1,294,742	$—
Finance income	61,870	—
Interest income	736,770	9,784
Gain on sale of assets	466,482	—
Other income	—	—

Total Revenue	$2,559,864	$9,784

For the three months ended September 30, 2014 we earned $1,294,742 in rental income. The majority of which is a result of the portfolios of leases obtained by us through the Echo and Echo II (collectively, the “Combined Echo”) transactions. We also recognized $736,770 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $61,870 in finance income from four finance leases. We also recognized a gain on sale of assets of $466,482 from the sale of operating leases and a finance lease. As we acquire additional finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly. For the three months ended September 30, 2013 we earned $9,784 in interest income. A substantial portion of our total revenue is a result of the portfolio of leases and equipment loan receivables we obtained in the Combined Echo transactions which didn’t occur until the end of the fourth quarter of 2013 and first quarter of 2014.

Our expenses for the three months ended September 30, 2014(“2014 Quarter”) as compared to three months ended September 30, 2013(“2013 Quarter”) are summarized as follows:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Expenses:
Management fees - Investment Manager	$375,000	$375,000
Depreciation and amortization	891,621	—
Professional fees	51,508	17,409
Organizational expenses	—	—
Acquisition costs	—	7,958
Administration expense	21,619	2,960
Interest expense	674,407	—
Other expenses	8,493	184
Foreign currency transaction losses	40,324	—

Total Expenses	$2,062,972	$403,511

For the three months ended September 30, 2014 and 2013 we incurred $2,062,972 and $403,511 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in the 2014 Quarter as compared to the 2013 Quarter. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. With the addition of the operating leases and initial direct costs from the Combined Echo transactions, we recognized $891,621 in depreciation and amortization expense for the 2014 Quarter. We also incurred $51,508 in professional fees in the 2014 Quarter as compared to $17,409 in the 2013 Quarter. The increase is primarily attributable to the increase in fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. In conjunction with the Combined Echo transactions, we assumed approximately $20,000,000 in non-recourse notes payable with various financial institutions for the equipment held for lease which resulted in $674,407 in interest expense for the 2014 Quarter.

Net Loss

As a result of the factors discussed above, we reported net income for the three months ended September 30, 2014 of $496,892, prior to the allocation for non-controlling interest as compared to a net loss $393,727 for the 2013 Quarter. The non-controlling interest represents the 20% investment by Fund III in the Combined Echo transactions. For the three months ended September 30, 2014, the non-controlling interest recognized net income of $111,965 due to its interest in Echo and a net income of $8,792 due to its interest in Echo II.

Results of Operations for the nine months ended September 30, 2014

Our revenue for the nine months ended September 30, 2014 as compared to nine months ended September 30, 2013 is summarized as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Revenue:
Rental income	$3,427,328	$—
Finance income	140,057	—
Interest income	1,636,898	9,913
Gain on sale of assets	469,595	—
Other income	—	1,000

Total Revenue	$5,673,878	$10,913

For the nine months ended September 30, 2014 we earned $3,427,328 in rental income. The majority of which is a result of the portfolios of leases obtained by us through the Combined Echo transactions. We also recognized $1,636,898 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $140,057 in finance income from five finance leases. We also recognized a gain on sale of assets of $469,595 from the sale of operating leases and finance leases. As we acquire additional finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly. For the nine months ended September 30, 2013, we earned $9,913 in interest income and $1,000 in other income. A substantial portion of our total revenue is a result of the portfolio of leases and equipment loan receivables we obtained in the Combined Echo transactions which didn’t occur until the end of the fourth quarter of 2013 and first quarter of 2014.

Our expenses for the nine months ended September 30, 2014(“2014 Period”) as compared to nine months ended September 30, 2013(“2013 Period”) are summarized as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Expenses:
Management fees - Investment Manager	$1,125,000	$500,000
Depreciation and amortization	2,397,984	—
Professional fees	241,242	33,909
Organizational costs	—	20,000
Acquisition costs	28,532	7,958
Administration expense	36,409	—
Interest expense	1,649,063	3,610
Other expenses	27,550	184
Foreign currency transaction losses	25,223	—

Total Expenses	$5,531,003	$565,661

For the nine months ended September 30, 2014 and 2013 we incurred $5,531,003 and $565,661 in total expenses, respectively. For the 2014 Period, we incurred $1,125,000 for management fees paid to our Investment Manager as compared to $500,000 in the 2013 Period. The increase is due to that fact that we were in our operating period for nine months in 2014 Period as compared to only four months in the 2013 period. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. With the addition of the operating leases and initial direct costs from the Combined Echo transactions, we recognized $2,397,984 in depreciation and amortization expense for the 2014 Period. We also incurred $241,242 in professional fees in the 2014 Period as compared to $33,909 in the 2013 Period. The increase is primarily attributable to the increase in fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. In conjunction with the Combined Echo transactions, we assumed approximately $20,000,000 non-recourse notes payable with various financial institutions for the equipment held for lease which resulted in $1,649,063 in interest expense for the 2014 Period.

Net Loss

As a result of the factors discussed above we reported net income for the nine months ended September 30, 2014 of $142,875, prior to the allocation for non-controlling interest as compared to a net loss of $554,748 for the 2013 Period. The non-controlling interest represents the 20% investment by Fund III in the Combined Echo transactions. For the nine months ended September 30, 2014, the non-controlling interest recognized net income of $155,947 due to its interest in Echo and a net income of $15,680 due to its interest in Echo II.

Liquidity and Capital Resources

Sources and Uses of Cash

Nine Months Ended September 30, 2014
Cash provided by (used in):
Operating activities	$2,595,270
Investing activities	$(8,711,490)
Financing activities	$12,813,401

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

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2014 was $2,595,270 and was primarily driven by the following factors; (i) net income for the nine months ended September 30, 2014 of approximately $143,000, (ii) an increase in accrued interest receivable, (iii) an increase in accrued interest on loans payable from an unrelated insurance company as part of the Echo and Echo II transactions, (iv) depreciation expense of $2,268,327 and (v) an increase in minimum rents receivable for finance leases acquired during the period. Offsetting these fluctuations was a net gain on sale of assets of approximately $470,000 as well as increases in finance accrued interest. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash in-flows from operations principally from rental payments received from lessees.

Investing Activities

Cash used in investing activities was $8,711,490 for the nine months ended September 30, 2014. This was related to our entering into the equipment loans receivable transaction for approximately $5,840,000. The borrowers made payments of approximately $2,000,000 during the period. We received proceeds from the sale of assets of approximately $2,500,000. In addition, we paid approximately $2,900,000 and $2,600,000 for the purchase of equipment subject to operating leases and finance leases, respectively. We also paid approximately $403,000 for the purchase of a residual value interest in equipment subject to operating leases and approximately $193,000 for an investment in Informage SQN Technologies. We made additional advances on the collateralized loan receivable of approximately $2,690,000 and received repayments of approximately $2,150,000 from the borrower during the period. We also paid approximately $800,000 for the acquisition of equipment notes receivable. The borrowers repaid approximately $240,000 during the period.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 was $12,813,401 and was primarily due to cash proceeds received of $9,500,000 from a loan payable in relation to the Echo II transaction as well as approximately $14,272,000 received for the sale of our Units to investors. Offsetting this increase were payments of approximately $4,971,000 for equipment loans with various financial institutions in relation to the Echo and Echo II portfolios, principal payments of approximately $3,715,000 on loans with unrelated lenders, underwriting fees, organizational and offering costs of approximately $1,830,000 and payments for distributions totaling approximately $915,000. During the period we also received $470,000 from Fund III for its portion of the Echo I and Echo II transactions.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, the equivalent rate of 6.5% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. On July 1, 2014, we paid a quarterly distribution to our limited partners at a rate of 7.0% per annum. This distribution rate reflects an increase of 0.5% per annum above the targeted distribution rate of 6.5% per annum. During the nine months ended September 30, 2014, we made quarterly distributions to our limited partners totaling approximately $818,000. We did not make a cash distribution to the General Partner during the nine months ended September 30, 2014; however, we accrued $8,177 for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $8,714 at September 30, 2014. On October 1, 2014, we paid a quarterly distribution to our limited partners at a rate of 7.1% per annum. This distribution rate reflects an increase of 0.6% per annum above the targeted distribution rate of 6.5% per annum.

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

Off-Balance Sheet Transactions

In conjunction with the Combined Echo transactions, we appointed the seller of the equipment leases as its exclusive agent to remarket the equipment for us after the expiration of the existing lease terms. We will pay the seller a remarketing fee when remarketing proceeds are received. Remarketing proceeds are defined as the proceeds derived from the fixed or month to month extension of any existing lease, the proceeds from the sale of any equipment to the lessee, the proceeds from the sale or re-lease of any equipment to a third party other than the lessee in the event that such equipment is returned by the lessee, or any other proceeds received regarding the equipment.

Contractual Obligations

During our Operating Period, we pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed.

Subsequent Events

Subsequent to September 30, 2014, the note receivable relating to mineral processing equipment was placed in technical default in order to facilitate a restructuring which the Partnership believes to be in its best interest. The Investment Manager does not believe an asset impairment is warranted based on the collateral value of the equipment, the value of the plant as a going concern, and the personal and corporate guarantees behind the transaction. The Investment Manager believes that the restructure transaction will result in better economics for the Partnership and improved asset security.

On October 1, 2014, the Partnership paid a quarterly distribution to its limited partners at a rate of 7.1% per annum. This distribution rate reflects an increase of 0.6% per annum above the targeted distribution rate of 6.5% per annum.

On October 27, 2014, the Partnership advanced a total of $1,162,511 for its residual value investment in equipment on lease.

Limited Partner Contributions

From October 1, 2014 through November 7, 2014, the Partnership admitted an additional 51 Limited Partners with total cash contributions of $1,888,770, total capital contributions of $1,958,587 and 1,958.59 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $56,663 and $67,284, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2014, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

During the quarter ended September 30, 2014, the Partnership engaged CFO Squad LLC (“CFO Squad”), an outsourced financial reporting firm to accommodate the firm’s continued growth and to leverage a deeper base of experience from multiple professionals in public company reporting, GAAP and tax accounting, financial modeling and general audit preparation services. CFO Squad assumed the duties of Brio Financial Group. Other than the engagement of CFO Squad, there were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. Our Offering Period commenced on April 2, 2013 and is anticipated to end no later than April 2, 2015. We had our initial closing for the admission of Limited Partners in the partnership on May 29, 2013. From May 29, 2013 through September 30, 2014, we admitted 351 Limited Partners with total capital contributions of $21,858,101 resulting in the sale of 21,858.10 Units. We received cash of $20,702,801 and applied $1,155,300 which would have otherwise been paid as sales commission to the purchase of additional Units. For the nine months ended September 30, 2014, we paid or accrued an underwriting fee to Securities totaling $409,689.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-184550

SQN AIF IV GP, LLC

General Partner of the Registrant

November 13, 2014

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

