Form 10-K
period 2014-12-31
SQN AIF IV, L.P.
filed 2015-03-31
CIK 1560046

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM TO .

COMMISSION FILE NUMBER: 333-184550

SQN AIF IV, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-4740732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

100 Wall Street, 28th Floor New York, NY	10006
(Address of principal executive offices)	(Zip code)

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

Number of outstanding units of limited partnership interests of the registrant on March 31, 2015 was 31,550.89.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN AIF IV L.P.

Annual Report on Form 10-K for Year Ended December 31, 2014

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

Our income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We are currently in the Offering and Operating Periods. The Offering Period expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2016, which is three years from the date we were declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period, which tentatively begins three years after the start of the Operating Period, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), is a Delaware limited liability company and a majority-owned subsidiary of our Investment Manager. Securities, in its capacity as our selling agent, receives an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, we receive from the sale of our Units to the General Partner or its affiliates). While Securities is currently acting as our exclusive selling agent, we may engage additional selling agents in the future. In addition, we will pay a 7% sales commission to broker-dealers unaffiliated with our General Partner who will be selling our Units, on a best efforts basis. When the 7% sales commission is not required to be paid, we apply the proceeds that would otherwise be payable as sales commission toward the purchase of additional fractional Units at $1,000 per Unit.

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

On December 6, 2013, we formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which is 80% owned by the us and 20% by SQN Alternate Investment Fund III (“Fund III”), an entity also sponsored by our Investment Manager. We originally contributed $2,200,000 to purchase the 80% share of Echo. Fund III contributed $550,000 to purchase a 20% share of Echo which is presented as non-controlling interest on the accompanying consolidated financial statements. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, we funded an additional $480,000 into Echo (at the same time, an additional $120,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

On March 26, 2014, we formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which is 80% owned by us and 20% by Fund III. We originally contributed $800,000 to purchase the 80% share of Echo II. Fund III contributed $200,000 to purchase a 20% share of Echo II which is presented as non-controlling interest on the accompanying consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consists of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying consolidated financial statements. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. In June 2014, we funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

On January 19, 2015, the Investment Manager, through a wholly-owned subsidiary, entered into an agreement to acquire the leasing division of Summit Asset Management Limited (“Summit Asset Management”). Upon the acquisition, the Origination and Servicing Agreement between the Investment Manager and Summit Asset Management was terminated. From January 1, 2015, all activities of Summit Asset Management are conducted under SQN Capital Management (UK) Limited (“SQN UK”). Where Summit Asset Management was previously the servicer on transactions sold to us, SQN UK will now act as servicer.

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

Our fund operates under a structure in which we pool the capital invested by our limited partners. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.

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

The life cycle of our fund is divided into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. Our Offering period commenced on April 2, 2013 and will last until the earlier of (i) April 2, 2016, which is three years from the commencement of our Offering Period, or (ii) the date that we have raised $200,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. We are not for sale in Arkansas and residents of Arkansas are not eligible to invest. During the Offering Period it is anticipated that the majority of our cash in-flows will be derived from financing activities and be the direct result of capital contributions from investors.

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

From May 29, 2013 through December 31, 2014, we admitted 463 Limited Partners with total capital contributions of $26,443,006 resulting in the sale of 26,443.01 Units. We received cash of $25,179,502 and applied $1,263,504 which would have otherwise been paid as sales commission to the purchase of 1,263.50 additional Units. During the year ended December 31, 2014, we paid or accrued an underwriting fee to Securities totaling $543,990.

A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

At December 31, 2014, we had total assets of $43,539,431. Of this amount, $34,953,405 was for various investments: (i) $1,492,778 related to investments in finance leases in the Echo II portfolio, (ii) $14,265,326 related to investments in equipment subject to operating leases in the Echo and Echo II portfolios, (iii) $4,341,220 was associated with a portfolio of equipment notes receivable and accrued interest, (iv) $11,429,927 was associated with a portfolio of the Echo and Echo II equipment loans receivable and accrued interest, (v) a residual value investment in equipment on lease of $2,192,362, and (vi) an equity method investment of $1,231,792. We also had initial direct costs of 313,688 associated with the origination and funding of lease assets, and other assets of $4,237,124. For the year ended December 31, 2014, we had a net loss of $39,582.

At December 31, 2013, we had total assets of $21,323,745. Of this amount, $20,408,938 was for various investments: (i) $11,165,590 related to investments in equipment subject to operating leases in the SQN Echo portfolio, (ii) $2,692,900 was associated with a portfolio of equipment notes receivable and accrued interest, (iii) $6,550,448 was associated with a portfolio of the SQN Echo equipment notes and accrued interest. We also had initial direct costs of 316,448 associated with the origination and funding of lease assets, a collateralized loan receivable of $324,519 including accrued interest and other assets of $127,500. For the year ended December 31, 2013, one of our lessees’ accounted for approximately 80% of our total rental income and interest income. For the year ended December 31, 2013, we had a net loss of $862,462.

At December 31, 2014 and 2013, our investment portfolio consisted of the following transactions:

Aircraft Rotable Parts

On October 31, 2014, we entered into an agreement for the purchase of two operating leases for aircraft rotable parts equipment located in the United States of America with a total basis of $1,330,616. Each operating lease has a remaining term of 28 months and monthly payments of $26,493 and $1,800, respectively. On that same date, we entered into a participation agreement with the rotable parts servicer, whereby the servicer purchased a 5% interest in these operating leases.

Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN Portfolio Acquisition Company, LLC (“SQN PAC”), an entity managed by the Partnership’s Investment Manager, and a third party formed a special purpose entity, Informage SQN Technologies LLC (“Informage SQN”), a limited liability company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership may make additional contributions up to $3,850,000.

Echo II Leases

On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consists of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying consolidated financial statements. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable.

Echo Leases

On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $17,800,000. The portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable.

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

Mineral Processing Equipment Financing

On September 27, 2013, we entered into a loan facility to provide financing up to a maximum borrowing of $3,000,000. The borrower is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility was secured by equipment that refines precious metals and other minerals. We advanced $2,500,000 to the borrower during September 2013. The loan facility required 48 monthly payments of principal and interest of $68,718 (revised from original payment of $69,577 upon second funding discussed below) and a balloon payment of $500,000 in September 2017. The loan facility was scheduled to mature in September 2017. On May 9, 2014, we made a second funding of $500,000 to the borrower under the above agreement. The loan facility required 41 monthly payments of principal and interest of $15,764 and matures in September 2017. The borrower’s obligations under the loan facility were also personally guaranteed by its majority shareholders.

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, we entered into a $200,000 promissory note with the same counterparty. The promissory note requires 5 annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023.

Manufacturing Equipment Financing

On October 15, 2013, we entered into a $300,000 loan facility with a New Jersey based manufacturer and assembler of various consumer products. The loan is secured by manufacturing equipment owned by the borrower. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. The borrower’s obligations under the loan facility are also personally guaranteed by its majority shareholder. On December 8, 2014, the borrower went into default and the balance of the loan was accelerated. Local counsel has been retained to exercise all available legal remedies. On February 12, 2015, a civil action was filed in New Jersey against the borrower and guarantor to recover all amounts outstanding under the note receivable relating to manufacturing equipment. Our Investment Manager does not believe an asset impairment is warranted based on the collateral value of the equipment, the value of the plant as a going concern, and the personal and corporate guarantees behind the transaction.

Brake Manufacturing Equipment Financing

On May 2, 2014, we purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018.

Medical Equipment Financing

On December 19, 2014, we entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business.

Smart Safes

On September 15, 2014, we entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with another party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another party to finance 85% of the OEC up to an aggregate facility of $17 million and we agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of December 31, 2014, we had advanced a total of $2,192,362.

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, operating leases, residual value investments and project financings, and we generate revenues in geographic areas outside of the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 19 Geographic Information in our financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5; Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 31, 2015
General Partner	1
Limited Partners	576

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.625% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. During the years ended December 31, 2014 and 2013, we made quarterly cash distributions to our limited partners totaling approximately $817,700 and $53,700, respectively, and we accrued $429,140 for distributions due to Limited Partners which resulted in a Distributions payable to Limited Partners of $429,140 at December 31, 2014. We did not make a cash distribution to the General Partner during the years ended December 31, 2014 and 2013; however, we accrued $12,468 and $537, respectively, for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $13,005 at December 31, 2014.

We are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2014. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Units and consistent with NASD Rule 2340(c), the value of our Units are estimated to be the offering price of $1,000 per Unit. At December 31, 2014, we were in our Operating Period which we began on May 29, 2013.

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

	Years Ended December 31,
	2014	2013
Total revenue	$7,399,910	$298,764
Net loss	$(39,582)	$(862,462)
Net loss allocable to Limited Partners	$(173,466)	$(859,475)
Weighted average number of limited partnership interests outstanding	16,301.74	3,940.39
Net loss per weighted average number of limited partnership interests outstanding	$(10.64)	$(218.12)
Distributions paid to Limited Partners	$1,246,846	$53,706
Distributions per weighted average number of limited partnership interests outstanding	$76.49	$13.63

	December 31,
	2014	2013
Total assets	$43,539,431	$21,323,745
Partners’ Equity	$20,059,857	$5,090,194

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

Overview

We are a Delaware limited partnership formed on August 10, 2012. Our fund operates under a structure which we pool the capital invested by our partners. This pool of capital is then used to invest in business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The pooled capital contributions are also used to pay fees and expenses associated with our organization and to fund a capital reserve.

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

We are currently in the Offering and Operating Period. The Offering Period expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2016, which is three years from the date we were declared effective by the Securities and Exchange Commission (the “SEC”). During the Operating Period we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating period began on the date we admitted our first Limited Partners, the initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the Investment Manager. At our initial closing, we reimbursed our Investment Manager for a portion of the fees and expenses associated with our organization and offering which they previously paid on our behalf and we funded a small capital reserve. The Liquidation Period is the period in which we will sell assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the Investment Manager.

Our General Partner, our Investment Manager and their affiliates, including Securities in its capacity as our selling agent and certain non-affiliates (namely, Selling Dealers) receive fees and compensation from the offering of our Units, including the following, with any and all compensation paid to our General Partner solely in cash. We pay an underwriting fee of 3% of the gross proceeds of this offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to our selling agent or selling agents. While Securities initially acts as our exclusive selling agent, we may engage additional selling agents in the future. From these underwriting fees, a selling agent may pay Selling Dealers, a non-accountable marketing fee based upon such factors as the volume of sales of such Selling Dealers, the level of marketing support provided by such participating dealers and the assistance of such Selling Dealers in marketing the offering, or to reimburse representatives of such Selling Dealers for the costs and expenses of attending our educational conferences and seminars. This fee will vary, depending upon separately negotiated agreements with each Selling Dealer. In addition, we pay a sales commission to Selling Dealers up to 7% of the gross proceeds of this offering (excluding proceeds, if any, we receive from the sale of our Units to our General Partner or its affiliates) to Selling Dealers.

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

Current Business Environment and Outlook

We believe that 2015 will continue to present attractive opportunities for equipment lease and asset finance investments. While interest rates have been at historical lows, we expect rates to increase later in the year. Increasing interest rates generally result in increased returns on asset based investments but it also increases the cost of leverage so we do not see much of a net effect on our gross margins on the leverage portions of our portfolios. Our single investor leases and loans should benefit from any increase in interest rates over the long term. In the short term, we are seeing a lot of downward pressure on returns in certain of the asset classes that we have historically invested in in the United Kingdom. Specifically, alternative energy products tied to UK government subsidies such as solar installations and LED lighting. Specialty finance firms have raised a tremendous amount of capital targeted toward these asset classes which has driven down financing rates across the sector. The competitive environment is firming up with a few large participants exiting the market, which we believe to be the last, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we think there is more opportunity than there has been in years to acquire season portfolios of equipment leases. We also think that there may be opportunity for consolidation in the next year or two. Overall we think that companies have a positive outlook for growth in 2015 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2015 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth is expected to be above 3.0% in 2015, the fastest pace since the 2008-2009 recession. Economic growth will be driven by a number of positive factors such as a strong housing market recovery, falling natural gas prices, robust auto sales, record high household wealth, steadily improving credit availability, and improving employment. However, these positive trends are counter-balanced by high oil prices, slow international growth, moderating fiscal consolidation and the continued threat of policy uncertainty. More dependable economic growth will help to generate stronger overall investment in equipment and software. Additionally, a rising interest rate environment could induce companies to lock in lower rates. Overall, these trends could yield a positive result for the equipment finance industry.

Recent Significant Transactions

Aircraft Rotable Parts

On October 31, 2014, we entered into an agreement for the purchase of two operating leases for aircraft rotable parts equipment located in the United States of America with a total basis of $1,330,616. Each operating lease has a remaining term of 28 months and monthly payments of $26,493 and $1,800, respectively. On that same date, we entered into a participation agreement with the rotable parts servicer, whereby the servicer purchased a 5% interest in these operating leases.

Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN PAC and a third party formed Informage SQN. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership may make additional contributions up to $3,850,000.

Echo II Leases

On March 26, 2014, we formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which is 80% owned by us and 20% by SQN Alternate Investment Fund III L.P. (“Fund III”), an entity also sponsored by our Investment Manager. We contributed $800,000 and Fund III contributed $200,000 to purchase a 20% share of Echo II which is presented as non-controlling interest on the accompanying condensed consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consists of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying consolidated financial statements. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. In June 2014, we funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

Echo Leases

On December 6, 2013, we formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which is 80% owned by us and 20% by Fund III. We originally contributed $2,200,000 to purchase the 80% share of Echo. Fund III contributed $550,000 to purchase a 20% share of Echo which is presented as non-controlling interest on the accompanying consolidated financial statements. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, we funded an additional $480,000 into Echo (at the same time, an additional $120,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

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

Mineral Processing Equipment Financing

On September 27, 2013, we entered into a loan facility to provide financing up to a maximum borrowing of $3,000,000. The borrower is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility was secured by equipment that refines precious metals and other minerals. We advanced $2,500,000 to the borrower  during September 2013. The loan facility required 48 monthly payments of principal and interest of $68,718 (revised from original payment of $69,577 upon second funding discussed below) and a balloon payment of $500,000 in September 2017. The loan facility was scheduled to mature in September 2017. On May 9, 2014, we made a second funding of $500,000 to the borrower under the above agreement. The loan facility required 41 monthly payments of principal and interest of $15,764 and matures in September 2017. The borrower’s obligations under the loan facility were also personally guaranteed by its majority shareholders.

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, we entered into a $200,000 promissory note with the same counterparty. The promissory note requires 5 annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023.

Manufacturing Equipment Financing

On October 15, 2013, we entered into a $300,000 loan facility with a New Jersey based manufacturer and assembler of various consumer products. The loan is secured by manufacturing equipment owned by the borrower. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. The borrower’s obligations under the loan facility are also personally guaranteed by its majority shareholder. On December 8, 2014, the borrower went into default and the balance of the loan was accelerated.  Local counsel has been retained to exercise all available legal remedies. On February 12, 2015, a civil action was filed in New Jersey against the borrower and guarantor to recover all amounts outstanding under the note receivable relating to manufacturing equipment. Our Investment Manager does not believe an asset impairment is warranted based on the collateral value of the equipment, the value of the plant as a going concern, and the personal and corporate guarantees behind the transaction.

Brake Manufacturing Equipment Financing

On May 2, 2014, we purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018.

Medical Equipment Financing

On December 19, 2014, we entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business.

Smart Safes

On September 15, 2014, we entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interest in equipment. This leasing company has entered into a Master Lease Agreement with another third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million (85% of $20 million) and we agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million (15% of $20 million). As of December 31, 2014, we had advanced a total of $2,192,362..

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Equipment Notes and Loans Receivable

Equipment notes and loans receivable are reported in our balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originated notes, if any, are reported as other assets in our balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Recent Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for us on our fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Business Overview

Our Offering period commenced on April 2, 2013 and will last until the earlier of (i) April 2, 2016, which is three years from the commencement of our Offering Period, or (ii) the date that we have raised $200,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. We are not for sale in Arkansas and residents of Arkansas are not eligible to invest. During the Offering Period it is anticipated that the majority of our cash in-flows will be derived from financing activities and be the direct result of capital contributions from investors.

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

Results of Operations for the Year Ended December 31, 2014 (“2014”) as compared to the Year Ended December 31, 2013 (“2013”)

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities though the sale of our Units to investors. Through December 31, 2014, we admitted 463 Limited Partners with total capital contributions of $26,443,006 resulting in the sale of 26,443.01 Units. We received cash of $25,179,502 and applied $1,263,504 which would have otherwise been paid as sales commission to the purchase of additional Units. For the year ended December 31, 2014, we paid or accrued an underwriting fee to Securities totaling $543,990.

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

Our revenue for the years ended December 31, 2014 and 2013 is summarized as follows:

	Year Ended December 31, 2014	Year Ended December 31 2013
Revenue:
Rental income	$4,619,188	$127,501
Finance income	192,438	—
Interest income	2,409,283	170,263
Investment income from equity method investment	12,701	—
Gain on sale of assets	160,000	—
Other income	6,300	1,000
Total Revenue	$7,399,910	$298,764

For the year ended December 31, 2014, we earned $4,619,188 in rental income. The majority of which is a result of the portfolios of leases obtained by us through the Echo and Echo II (collectively, the “Combined Echo”) transactions. We also recognized $2,409,283 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $192,438 in finance income from five finance leases. We also recognized $12,701 in equity method investment income. We also recognized a gain on sale of assets of $160,000 from the sale of operating leases and finance leases. As we acquire additional finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly. A substantial portion of our total revenue is a result of the portfolio of leases and equipment loan receivables we obtained in the Combined Echo transactions which did not occur until the end of the fourth quarter of 2013 and first quarter of 2014.

For the year ended December 31, 2013, we earned $127,501 in rental income. This revenue is a result of the portfolios of leases obtained by us through the Echo transaction. We also recognized $170,263 in interest income, the majority of which was generated by the equipment notes receivable. As we acquire finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly.

Our expenses for the years ended December 31,2014 and 2013 are summarized as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Expenses:
Management fees — Investment Manager	$1,500,000	$875,000
Depreciation and amortization	3,193,750	77,951
Professional fees	270,676	147,556
Organizational expenses	—	20,000
Acquisition costs	57,381	4,260
Administration expense	45,535	10,421
Interest expense	2,268,414	25,755
Other expenses	45,648	283
Foreign currency transaction (gains) losses	58,088	—
Total Expenses	$7,439,492	$1,161,226

For the year ended December 31, 2014, we incurred $7,439,492 in total expenses. We incurred $1,500,000 for management fees paid to our Investment Manager. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. With the addition of the operating leases and initial direct costs from the Combined Echo transactions, we recognized $3,193,750 in depreciation and amortization expense. We also incurred $270,676 in professional fees.  The increase is primarily attributable to the increase in fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. In conjunction with the Combined Echo transactions, we assumed approximately $19,947,000 non-recourse equipment notes payable with various financial institutions for the equipment held for lease which resulted in $2,268,414 in interest expense during the year ended December 31, 2014.

For the year ended December 31, 2013, we incurred $1,161,226 in total expenses. Our largest expense during the year was $875,000 for management fees paid to our Investment Manager. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. With the addition of the operating leases and initial direct costs from the Echo transaction, we recognized $77,951 in depreciation and amortization expense. We also incurred $147,556 in professional fees, which were mostly comprised of fees related to compliance with the rules and regulations of the SEC. As the size and complexity of our activities grow we expect professional fees will increase accordingly. We incurred $20,000 in organization expenses, which is a one-time expense and we do not expect this to be a recurring charge. In conjunction with the Echo transaction, we assumed approximately $8,500,000 non-recourse equipment notes payable with various financial institutions for the equipment held for lease which resulted in $25,755 in interest expense for the year ended December 31, 2013.

Net Income (Loss)

As a result of the factors discussed above we reported a net loss of $39,582 for the year ended December 31, 2014 and a net loss of $862,462 for the year ended December 31, 2013, prior to the allocation for non-controlling interest. The non-controlling interest represents the 20% investment by Fund III in the Combined Echo transactions. For the year ended December 31, 2014, the non-controlling interest recognized net income of $110,897 due to its interest in Echo and a net income of $24,739 due to its interest in Echo II. For the year ended December 31, 2013, the non-controlling interest recognized net income of $5,695 due to its interest in Echo.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2014	Year Ended December 31 2013
Cash provided by (used in):
Operating activities	$1,273,675	$(612,671)
Investing activities	$(11,377,001)	$(12,560,173)
Financing activities	$13,992,200	$13,317,584

Sources of Liquidity

We are currently in both our Offering Period and our Operating Period. The Offering Period is the time frame in which we raise capital contributions from investors through the sale of our Units. As such, we expect that during our Offering Period a substantial portion of our cash in-flows will be from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be for investing activities. We believe that cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2014 was $1,273,675 and was primarily driven by the following factors; (i) an increase in accrued interest receivable, (ii) an increase in accrued interest on loans payable from an unrelated insurance company as part of the Echo and Echo II transactions, (iii) depreciation and amortization expense of $3,193,750 and (iv) an increase in minimum rents receivable for finance leases acquired during the period. Offsetting these fluctuations was a net loss for the year ended December 31, 2014 of approximately $39,500, a net gain on sale of assets of approximately $160,000, an increase in other assets of approximately $2,373,000 as well as increases in finance accrued interest. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash in-flows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $11,377,001 for the year ended December 31, 2014. This was related to our entering into the equipment loans receivable transaction for approximately $5,840,000. The borrowers made payments of approximately $2,800,000 during the period. We received proceeds from the sale of assets of approximately $3,000,000. In addition, we paid approximately $4,300,000 and $2,600,000 for the purchase of equipment subject to operating leases and finance leases, respectively. We also paid approximately $2,200,000 for the purchase of a residual value interest in equipment subject to operating leases and approximately $1,200,000 for an investment in Informage SQN Technologies. We made additional advances on the collateralized loan receivable of approximately $2,690,000 and received repayments of approximately $3,000,000 from the borrower during the year. We also paid approximately $1,600,000 for the acquisition of equipment notes receivable. The borrowers repaid approximately $280,000 during the period.

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

Financing Activities

Cash provided by financing activities for the year ended December 31, 2014 was $13,992,200 and was primarily due to cash proceeds received of $9,500,000 from a loan payable in relation to the Echo II transaction as well as approximately $18,133,000 received for the sale of our Units to investors. Offsetting this increase were payments of approximately $6,570,000 for equipment loans with various financial institutions in relation to the Echo and Echo II portfolios, principal payments of approximately $4,995,000 on loans with unrelated lenders, underwriting fees, organizational and offering costs of approximately $1,632,000 and payments for distributions totaling approximately $818,000. During the year we also received $470,000 from Fund III for its portion of the Echo I and Echo II transactions.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, the equivalent rate of 6.5% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. On July 1, 2014, we paid a quarterly distribution to our limited partners at a rate of 7.0% per annum. This distribution rate reflects an increase of 0.5% per annum above the targeted distribution rate of 6.5% per annum. On October 1, 2014, we paid a quarterly distribution to our limited partners at a rate of 7.1% per annum. This distribution rate reflects an increase of 0.6% per annum above the targeted distribution rate of 6.5% per annum. During the years ended December 31, 2014 and 2013, we made quarterly distributions to our limited partners totaling approximately $1,247,000 and $53,700, respectively. We did not make a cash distribution to the General Partner during the years ended December 31, 2014 and 2013; however, we accrued $12,468 and $537, respectively, for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $13,005 at December 31, 2014.

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

In conjunction with the smart safes transaction, we appointed the leasing company to remarket the equipment after the base term of five years from initiation of each lease schedule. We are not required to pay the seller a remarketing fee when remarketing proceeds are received.

Contractual Obligations

None.

Subsequent Events

On January 7, 2015, we acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 in cash and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party.

On January 15, 2015, the Partnership received cash of $2,615,292 from the sale of Series A Preferred Shares.

On January 29, 2015, the Partnership advanced a total of $103,791 for its residual value investment in smart safes equipment on lease.

On February 4, 2015, the Partnership entered into a promissory note in the amount of $1,500,000 with an investment grade credit in an insurance wrap transaction to provide financing for the export of certain agricultural assets on a secured basis.

On February 5, 2015, our Investment Manager sent a letter to the Limited Partners of the Partnership requesting consent to authorize the General Partner, to amend the Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) in order to increase the maximum duration of our offering period from two to three years, subject to the earlier sale of the maximum offering of 200,000 Units or the earlier termination of the offering by the General Partner (the “Amendment”). Neither the Investment Manager nor the General Partner intends to extend our operating period or the anticipated start of the liquidation period. On March 3, 2015, the General Partner received the approval of Limited Partners owning a majority of the aggregate outstanding Units to adopt the Amendment. After receiving the consent of Limited Partners owning a majority of the aggregate outstanding Units, the General Partner adopted the Amendment on March 3, 2015.

From January 1, 2015 through March 31, 2015, we admitted an additional 115 Limited Partners with total cash contributions of $5,026,342, total capital contributions of $5,106,883 and 5,106.88 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $150,790 and $276,940, respectively.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

SQN AIF IV, L.P. and Subsidiaries

New York, New York

We have audited the accompanying consolidated balance sheets of SQN AIF IV, L.P. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SQN AIF IV, L.P. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

March 31, 2015

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31 2014	December 31, 2013

Assets

Cash and cash equivalents	$4,035,214	$146,340
Investments in finance leases, net	1,492,778	—
Investments in equipment subject to operating leases, net	14,265,326	11,165,590
Equipment notes receivable, including accrued interest of $22,488 and $4,102	4,341,220	2,692,900
Equipment loans receivable, including accrued interest of $30,448 and $19,682	11,429,927	6,550,448
Residual value investment in equipment on lease	2,192,362	—
Initial direct costs, net of accumulated amortization of $199,396 and $16,052	313,688	316,448
Collateralized loan receivable, including accrued interest of $0 and $2,519	—	324,519
Investment in Informage SQN Technologies LLC	1,231,792	—
Other assets	4,237,124	127,500
Total Assets	$43,539,431	$21,323,745

Liabilities and Partners’ Equity
Liabilities:
Equipment notes payable, non-recourse	$10,380,386	$8,541,339
Loans payable, including accrued interest of $0 and $25,755	11,304,675	6,825,755
Accounts payable and accrued liabilities	178,713	217,404
Unearned income	—	82,024
Distributions payable to Limited Partners	429,140	—
Distributions payable to General Partner	13,005	537
Due to SQN Securities, LLC	—	10,797
Security deposits payable	12,324	—
Total Liabilities	22,318,243	15,677,856

Commitments and Contingencies	—	—

Partners’ Equity (Deficit):
Limited Partners	20,083,196	5,099,313
General Partner	(23,339)	(9,119)
Total Partners’ Equity attributable to the Partnership	20,059,857	5,090,194

Non-controlling interest in consolidated entities	1,161,331	555,695

Total Equity	21,221,188	5,645,889

Total Liabilities and Partners’ Equity	$43,539,431	$21,323,745

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013

Revenue:
Rental income	$4,619,188	$127,501
Finance income	192,438	—
Interest income	2,409,283	170,263
Investment income from equity method investment	12,701	—
Gain on sale of assets	160,000	—
Other income	6,300	1,000
Total Revenue	7,399,910	298,764

Expenses:
Management fees - Investment Manager	1,500,000	875,000
Depreciation and amortization	3,193,750	77,951
Professional fees	270,676	147,556
Organizational expenses	—	20,000
Acquisition costs	57,381	4,260
Administration expense	45,535	10,421
Interest expense	2,268,414	25,755
Other expenses	45,648	283
Foreign currency transaction losses	58,088	—
Total Expenses	7,439,492	1,161,226
Net loss	(39,582)	(862,462)

Net income attributable to non-controlling interest in consolidated entities	135,636	5,695
Net loss attributable to the Partnership	$(175,218)	$(868,157)

Net loss attributable to the Partnership
Limited Partners	$(173,466)	$(859,475)
General Partner	(1,752)	(8,682)
Net loss attributable to the Partnership	$(175,218)	$(868,157)

Weighted average number of limited partnership interest outstanding	16,301.74	3,940.39

Net loss attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(10.64)	$(218.12)

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Partners’ Equity

Years Ended December 31, 2014 and 2013

	Limited
	Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest
Balance, January 1, 2013	1.00	$1,100	$100	$1,000	$—

Limited Partners’ capital contributions	7,586.65	7,586,650	—	7,586,650	—
Non-controlling interest contribution to consolidated entities	—	550,000	—	—	550,000
Offering expenses	—	(830,391)	—	(830,391)	—
Underwriting fees	—	(743,765)	—	(743,765)	—
Net income (loss)	—	(862,462)	(8,682)	(859,475)	5,695
Distributions to partners	—	(54,243)	(537)	(53,706)	—
Redemption of initial Limited Partners’ contributions	—	(1,000)	—	(1,000)	—

Balance, December 31, 2013	7,587.65	5,645,889	(9,119)	5,099,313	555,695

Limited Partners’ capital contributions	18,856.36	18,856,356	—	18,856,356	—
Non-controlling interest contribution to consolidated entities	—	470,000	—	—	470,000
Offering expenses	—	(491,043)	—	(491,043)	—
Underwriting fees	—	(1,863,935)	—	(1,863,935)	—
Net income (loss)	—	(39,582)	(1,752)	(173,466)	135,636
Distributions to partners	—	(1,259,314)	(12,468)	(1,246,846)	—
Redemption of initial Limited Partners’ contributions	—	(97,183)	—	(97,183)	—

Balance, December 31, 2014	26,444.01	$21,221,188	$(23,339)	$20,083,196	$1,161,331

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(39,582)	$(862,462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	(192,438)	—
Accrued interest income	(1,888,347)	(26,344)
Investment income from equity method investment	(12,701)	—
Depreciation and amortization	3,193,750	77,951
Gain on sale of assets	(160,000)	—
Foreign currency transaction (gains) losses	(4,317)	—
Change in operating assets and liabilities:
Minimum rents receivable	611,449	—
Accrued interest income	1,516,233	—
Other assets	(2,373,634)	(127,000)
Accounts payable and accrued liabilities	(38,691)	217,405
Unearned income	(82,024)	82,024
Due to SQN Securities, LLC	(10,797)	—
Security deposits payable	12,324	—
Accrued interest on note payable	742,449	25,755
Net cash provided by (used in) operating activities	1,273,675	(612,671)

Cash flows from investing activities:
Cash paid for purchase of equipment subject to operating leases	(4,336,148)	(6,276,754)
Purchase of finance leases	(2,582,377)	—
Purchase of residual value investments of equipment subject to lease	(2,192,362)	—
Cash paid for initial direct costs	(180,584)	(332,500)
Cash paid for collateralized loan receivable	(2,686,056)	(322,000)
Cash received from collateralized loan receivable	3,008,056	—
Cash paid for equipment loan receivable	(5,836,265)	—
Cash received from equipment loan receivable	2,851,286	—
Proceeds from sale of leased assets	3,080,994	—
Investment in Informage SQN Technologies LLC	(1,219,091)	—
Cash paid for equipment notes receivable	(1,562,375)	(5,890,162)
Repayment of equipment notes receivable	277,922	261,243
Net cash used in investing activities	(11,377,001)	(12,560,173)

Cash flows from financing activities:
Cash received from loans payable	9,500,000	6,800,000
Repayments of loans payable	(4,995,324)	—
Cash paid to financial institutions for equipment notes payable	(6,568,965)	—
Cash received from non-controlling interest contribution	470,000	550,000
Cash received from Limited Partners’ capital contributions	18,133,012	7,046,490
Cash paid for Limited Partners’ distributions	(817,706)	(53,706)
Cash paid for initial Limited Partners’ contribution redemption	(97,183)	(1,000)
Cash paid for partner advances	—	(1,000)
Cash paid for underwriting fees	(1,140,591)	(192,827)
Cash paid for organizational and offering costs	(491,043)	(830,373)
Net cash provided by financing activities	13,992,200	13,317,584

Net increase in cash and cash equivalents	3,888,874	144,740
Cash and cash equivalents, beginning of year	146,340	1,600
Cash and cash equivalents, end of year	$4,035,214	$146,340

Supplemental disclosure of other cash flow information:
Cash paid for interest	$1,159,611	$—

Supplemental disclosure of non-cash investing and financing activities:
Offering expenses paid by SQN Capital Management, LLC	$—	$92,678
Debt assumed in lease purchase agreement	$11,447,351	$8,541,339
Value of units issued as underwriting fee discount	$723,344	$540,160
Distributions payable to General Partner	$12,468	$537
Distributions payable to Limited Partners	$429,140	$—
Increase in other assets	$(1,735,991)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

1. Organization and Nature of Operations

Organization — SQN AIF IV, L.P. (the “Partnership”) was formed on August 10, 2012, as a Delaware limited partnership and is engaged in a single business segment, the ownership and investment in leased equipment and related financings which includes: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset financing; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. The Partnership will terminate no later than December 31, 2036.

Nature of Operations — The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-savings) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset and project financings; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that its Investment Manager believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

The General Partner of the Partnership is SQN AIF IV GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager, SQN Capital Management, LLC (the “Investment Manager”). Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

On December 6, 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which is 80% owned by the Partnership and 20% by SQN Alternate Investment Fund III, L.P. (“Fund III”), an entity also sponsored by the Partnership’s Investment Manager. The Partnership originally contributed $2,200,000 to purchase the 80% share of Echo. Fund III contributed $550,000 to purchase a 20% share of Echo which is presented as non-controlling interest on the consolidated financial statements. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, the Partnership funded an additional $480,000 into Echo (at the same time, an additional $120,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which is 80% owned by the Partnership and 20% by Fund III. The Partnership originally contributed $800,000 to purchase the 80% share of Echo II. Fund III contributed $200,000 to purchase a 20% share of Echo II which is presented as non-controlling interest on the consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consists of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the consolidated financial statements. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. In June 2014, the Partnership funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership is currently in the Offering and Operating Period. The Offering Period expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2016, which is three years from the date the Partnership was declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of the Partnership’s initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period, which tentatively begins three years after the start of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), is a Delaware limited liability company and a majority-owned subsidiary of the Investment Manager. Securities, in its capacity as the Partnership’s selling agent, receives an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of its Units to the General Partner or its affiliates). While Securities is currently acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future. In addition, the Partnership will pay a 7% sales commission to broker-dealers unaffiliated with the General Partner who will be selling the Partnership’s Units, on a best efforts basis. When the 7% sales commission is not required to be paid, the Partnership applies the proceeds that would otherwise be payable as sales commission toward the purchase of additional fractional Units at $1,000 per Unit.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). On October 1, 2013, the Partnership made its first quarterly distribution to its Limited Partners totaling approximately $53,700. On July 1, 2014, the Partnership paid a quarterly distribution to its Limited Partners at a rate of 7.00% per annum. This distribution rate reflects an increase of 0.5% per annum above the targeted distribution rate of 6.5% per annum. On October 1, 2014, the Partnership paid a quarterly distribution to its Limited Partners at a rate of 7.1% per annum. This distribution rate reflects an increase of 0.6% per annum above the targeted distribution rate of 6.5% per annum. During the year ended December 31, 2014, the Partnership made distributions to its Limited Partners totaling approximately $1,246,846. As of December 31, 2014, the Partnership has accrued $13,005 for distributions payable to General Partner.

From May 29, 2013 through December 31, 2014, the Partnership has admitted 463 Limited Partners with total capital contributions of $26,443,006 resulting in the sale of 26,443.01 Units. The Partnership received cash contributions of $25,179,502 and applied $1,263,504 which would have otherwise been paid as sales commission to the purchase of 1,263.50 additional Units.

2. Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation — The consolidated financial statements include the accounts of the Partnership and its entities, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

Non-controlling interest represents the minority equity holders’ investment in Echo and Echo II, plus the minority share of the net operating results and other components of equity relating to the non-controlling interest.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts maintained at financial institutions.

The Partnership’s cash and cash equivalents are held principally at one financial institution and at times may exceed federally insured limits. The Partnership has placed these funds in an international financial institution in order to minimize risk relating to exceeding insured limits. The Partnership, through Summit Asset Management Limited, maintains an unrestricted Client Account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling.

Credit Risk — In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnerships’ counterparty, to an agreement, either has an inability or unwillingness to make contractually required payments. The Partnership expects concentrations of credit risk with respect to lessees to be dispersed across different industry segments and different regions of the world.

Asset Impairments — Assets in the Partnership’s investment portfolio, which are considered long-lived assets, are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to recover the carrying value of the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition — The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of the lease or when there are significant changes to the lease terms.

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

The investment committee of the Investment Manager approves each new equipment lease, financing transaction, and lease acquisition. As part of this process it determines the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessees’ business, the length of the lease and the industry in which the potential lessee operates. Unguaranteed residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2014 and 2013, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded on the books are deemed collectible.

Equipment Notes and Loans Receivable — Equipment notes and loans receivable are reported in the consolidated financial statements as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the consolidated financial statements. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

Equity Method — The Partnership records its 24.5% investment in Informage SQN Technologies LLC using the equity method of accounting. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting. The Partnership’s portion of earnings in the investee are recorded as an increase in its investment and recognized in the consolidated statements of operations, and any distributions received from the investee are recorded as a reduction in its investment.

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

Income Taxes — As a partnership, no provision for income taxes is recorded since the liability for such taxes is the responsibility of each of the Partners rather than the Partnership. The Partnership’s income tax returns are subject to examination by the federal and state taxing authorities, and changes, if any, could adjust the individual income tax of the Partners.

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2014 and 2013, and does not expect any material adjustments to be made. The tax years 2014, 2013 and 2012 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data — Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Foreign Currency Transactions — The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currencies. Accordingly, certain assets and liabilities are translated at either the reporting period exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s results of operations.

Depreciation — The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the Partnership’s estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Recent Accounting Pronouncements

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 becomes effective for the Partnership on its fiscal year ending December 31, 2016, and all subsequent annual and interim periods. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Partnership’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash which was accrued at December 31, 2014.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the years ended December 31, 2014 and 2013, the Partnership paid $1,500,000 and $875,000, respectively in management fee expense to the Investment Manager.

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

For the years ended December 31, 2014 and 2013, the Partnership had the following transactions and balances with Securities:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Balance - beginning of year	$10,797	$—
Underwriting fees earned by Securities	543,990	196,395
Payments by the Partnership to Securities	(554,787)	(185,598)
Balance - end of year	$—	$10,797

For the years ended December 31, 2014 and 2013, the Partnership incurred the following underwriting fee transactions:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Underwriting discount incurred by the Partnership	$723,344	$540,160
Underwriting fees earned by Securities	543,990	196,395
Underwriting fees paid to outside brokers	596,601	7,210
Total underwriting fees	$1,863,935	$743,765

4. Investments in Finance Leases

At December 31, 2014, net investment in finance leases consisted of the following:

December 31, 2014
Minimum rents receivable	$1,389,721
Estimated unguaranteed residual value	360,000
Unearned income	(256,943)
$1,492,778

Medical Equipment

On March 28, 2014, Echo II purchased three finance leases for medical equipment located in the United States of America. One of the leases had a remaining term of 37 months and monthly payments of $4,846. The second lease also had a remaining term of 37 months and monthly payments of $32,416 for the first 13 payments and $22,606 for the last 24 payments. The third lease had a remaining term of 32 months and monthly payments of $14,456. At December 31, 2014, there were no significant changes to any of these leases.

Wind Turbine

On March 28, 2014, the Partnership entered into a new finance lease transaction for a wind turbine located in Northern Ireland for £409,377 ($683,455 applying exchange rates at March 28, 2014). The finance lease requires 25 quarterly payments of £23,150 ($38,647 applying exchange rates at March 28, 2014). On July 31, 2014, the Partnership sold this lease to Summit Asset Management Limited for total cash proceeds of £438,366 ($742,110 applying exchange rates at July 31, 2014). The net book value of the lease at the time of sale was $685,688 and the Partnership recognized a gain of $56,422.

Medical Equipment

On March 31, 2014, the Partnership entered into a new finance lease transaction for medical equipment located in the United States of America for $247,920. The finance lease requires 48 monthly payments of $7,415. At December 31, 2014, there were no significant changes to any of these leases.

5. Investment in Equipment Subject to Operating Leases

On October 31, 2014, the Partnership entered into an agreement for the purchase of two operating leases for aircraft rotable parts equipment located in the United States of America with a total basis of $1,330,616. Each operating lease has a remaining term of 28 months and monthly payments of $26,493 and $1,800, respectively. On that same date, the Partnership entered into a participation agreement with the rotable parts servicer, whereby the servicer purchased a 5% interest in these operating leases.

On March 28, 2014, Echo II entered into an agreement for the purchase of two portfolios of leases located in the United States of America with a combined total of approximately $21,863,000 of assets. One of the portfolios consisted of approximately $7,800,000 of assets subject to operating leases.

During the year ended December 31, 2014, Echo II sold two operating lease schedules for total cash proceeds of $281,405 and elimination of related outstanding debt of $399,827. The net book value of these leases at the time of sale was $644,184 which resulted in the Partnership recognizing a gain of $37,048.

On December 20, 2013, Echo entered into an agreement for the purchase of two portfolios of leases located in the United States of America with a combined total of $17,800,000 of assets. One of the portfolios consisted of approximately $11,200,000 of assets subject to operating leases.

During the year ended December 31, 2014, Echo sold various operating lease schedules for total cash proceeds of $1,638,193 and elimination of related outstanding debt of $508,869. The net book value of these leases at the time of sale was $2,139,975 which resulted in the Partnership recognizing a gain of $7,087.

The composition of the equipment subject to operating leases as of December 31, 2014 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
Agricultural equipment	$807,239	$125,677	$681,562
Aircraft equipment	3,469,297	250,394	3,218,903
Computer equipment	671,809	233,776	438,033
Forklifts and fuels cells	7,188,160	1,166,572	6,021,588
Heavy equipment	3,047,443	435,563	2,611,880
Industrial	518,399	97,295	421,104
Machine tools	556,686	68,778	487,908
Medical	518,588	134,240	384,348
	$16,777,621	$2,512,295	$14,265,326

The composition of the equipment subject to operating leases as of December 31, 2013 is as follows:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
Agricultural equipment	$653,458	$2,382	$651,076
Computer equipment	1,529,807	17,505	1,512,302
Forklifts and fuels cells	5,473,816	26,569	5,447,247
Heavy equipment	2,514,627	10,244	2,504,383
Industrial	466,618	2,135	464,483
Machine tools	556,686	2,943	553,743
Medical	32,476	120	32,356
	$11,227,488	$61,898	$11,165,590

The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term. Depreciation expense for the years ended December 31, 2014 and 2013 was $3,010,407 and $61,899, respectively.

6. Equipment Notes Receivable

Medical Equipment

On June 28, 2013, the Partnership entered into a $150,000 promissory note to finance the purchase of medical equipment located in Tennessee. The promissory note is repaid through 36 monthly installments of principal and interest of $5,100. The promissory note is secured by the medical equipment and other personal property located at the borrowers principal place of business. The promissory note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the promissory note. For the years ended December 31, 2014 and 2013, the medical equipment note earned interest income of $14,991and $9,988, respectively.

Mineral Processing Equipment

On September 27, 2013, the Partnership entered into a loan facility to provide financing up to a maximum borrowing of $3,000,000. The borrower is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility was secured by equipment that refines precious metals and other minerals. The Partnership advanced $2,500,000 to the borrower  during September 2013. The loan facility required 48 monthly payments of principal and interest of $68,718 (revised from original payment of $69,577 upon second funding discussed below) and a balloon payment of $500,000 in September 2017. The loan facility was scheduled to mature in September 2017. On May 9, 2014, the Partnership  made a second funding of $500,000 to the borrower under the above agreement. The loan facility required 41 monthly payments of principal and interest of $15,764 and matures in September 2017. The borrower’s obligations under the loan facility were also personally guaranteed by its majority shareholders.

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. For the years ended December 31, 2014 and 2013, the mineral processing equipment note earned $485,472 and $126,292 of interest income, respectively Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

Manufacturing Equipment

On October 15, 2013, the Partnership entered into a $300,000 loan facility with a New Jersey based manufacturer and assembler of various consumer products. The loan is secured by manufacturing equipment owned by the borrower. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. For the years ended December 31, 2014 and 2013, the manufacturing equipment note earned interest income of $39,823 and $10,807, respectively. The borrower’s obligations under the loan facility are also personally guaranteed by its majority shareholder. On December 8, 2014, the borrower went into default and the balance of the loan was accelerated.  Local counsel has been retained to exercise all available legal remedies. On February 12, 2015, a civil action was filed in New Jersey against the borrower and guarantor to recover all amounts outstanding under the note receivable relating to manufacturing equipment. The Investment Manager did not record an asset impairment based on the collateral value of the equipment, the value of the plant as a going concern, and the personal and corporate guarantees behind the transaction.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the year ended December 31, 2014, the equipment note earned interest income of $32,865.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. For the year ended December 31, 2014, the medical equipment note earned interest income of $1,997.

The future principal maturities of the Partnership’s equipment notes receivable at December 31, 2014 are as follows:

Years ending December 31,
2015	$972,091
2016	770,550
2017	874,689
2018	935,115
2019	748,287
Total	$4,318,732

7. Equipment loans receivable

On December 20, 2013, Echo entered into an agreement for the purchase of two portfolios of leases for a combined total purchase price of $17,800,000. One of the portfolios consists of approximately $6,600,000 of equipment loans receivable. The loans accrue interest at a rate of 10%. The notes mature on various dates through October 2017. For the years ended December 31, 2014 and 2013, the Partnership earned interest income of $537,072 and $19,682, respectively.

On March 28, 2014, Echo II entered into an agreement with the same party as the Echo transaction for the purchase of two portfolios of leases for a combined total purchase price of $21,863,000. One of the portfolios consists of approximately $12,400,000 of equipment loans receivable. The loans accrue interest at a rate of 10%. The notes mature on various dates through October 2017. For the year ended December 31, 2014, the Partnership earned interest income of $893,741.

During the year ended December 31, 2014, Echo II sold various equipment loans receivable lease schedules to third parties for total cash proceeds of $626,505, a receivable of $1,090,240 and elimination of related outstanding debt of $2,810,908. The net book value of these leases at the time of sale was $4,470,220 which resulted in the Partnership recognizing a gain of $57,433.

The composition of the equipment loans receivable in the Echo and Echo II transactions as of December 31, 2014 and 2013 is as follows:

Description	Maturity Date	Balance December 31, 2014	Balance December 31, 2013
Furniture and fixtures	6/30/16 – 4/30/18	$1,179,460	$36,860
Fitness	3/31/15	10,514	34,209
Computers	6/30/14 – 9/30/17	456,905	104,008
Forklifts and fuels cells	3/31/14 – 10/31/17	4,498,279	5,510,245
Industrial	9/30/15 – 12/31/17	1,898,917	57,060
Machine tools	9/30/15	918,445	42,221
Medical and research equipment	1/31/15 – 12/31/17	2,436,958	746,163
Total		$11,399,479	$6,530,766

The future principal maturities of the Partnership’s equipment loans receivable at December 31, 2014 are as follows:

Years ending December 31,
2015	$3,643,350
2016	3,312,790
2017	2,555,143
2018	1,818,656
2019	69,540
Total	$11,399,479

8. Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with another party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) “) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of December 31, 2014, the Partnership had advanced a total of $2,192,362.

9. Collateralized Loan Receivable

On November 27, 2013, the Partnership entered into a loan agreement that allowed for the borrower to receive a total of $500,000 in advances from the Partnership. The maximum outstanding amount on any date is the lesser of $500,000 and 50% of the borrower’s eligible receivables due within 90 days of the advance date. The loan accrued interest at 15% per annum and was collateralized by all of the assets of the borrower. On July 15, 2014, the Partnership amended the loan agreement to increase the maximum outstanding amount on any date to $1,000,000. During the year ended December 31, 2014, the loan receivable balance was repaid in full.

10. Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN Portfolio Acquisition Company, LLC (“SQN PAC”), an entity managed by the Partnership’s Investment Manager, and a third party formed a special purpose entity Informage SQN Technologies LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. As of December 31, 2014, the Partnership has advanced a total of $1,219,091. For the year ended December 31, 2014, the Partnership recorded investment income of $12,701 for its proportionate share of Informage SQN’s net income. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. Informage SQN has retained local counsel to represent its interest while the customer restructures.

11. Other Assets

Other assets primarily include $2,601,684 related to a security purchase agreement, a receivable of $1,090,240 related to the sale of equipment loans receivable lease schedules and $306,135 related to net book value of several leases that were transferred from operating and finance leases as parts of these leases are being sold off. On December 29, 2014, the Partnership entered into a securities purchase agreement for Series A Preferred Shares secured by a portfolio of corporate aircraft/marine vessels for a total purchase price of $2,601,684. Simultaneously, the Partnership entered into a security purchase agreement with the same third party whereby the Partnership sold Series A Preferred Shares for a total sale price of $2,615,292 resulting in total income of $13,608 of which the Partnership recognized other income of $2,401 during the year ended December 31, 2014 and is included in other income on the consolidated statements of operations.

12. Equipment Notes Payable

In connection with the Echo and Echo II transactions, Echo and Echo II assumed approximately $8,500,000 and $11,447,000, respectively, in non-recourse debt in connection with the acquisition of portfolios of assets subject to lease. The debt is held by multiple lenders with interest rates ranging from 2.75% to 9.25% and maturity dates through 2020. The notes are secured by the underlying assets of each lease.

The future maturities of the Partnership’s equipment notes payable at December 31, 2014 are as follows:

Years ending December 31,
2015	$4,380,608
2016	3,376,326
2017	1,709,203
2018	893,443
2019	20,806
Total	$10,380,386

13. Loans Payable

In connection with the Echo transaction, the Partnership borrowed $6,800,000 in the form of a senior participation with interest accruing at 10% per annum through February 28, 2014 then at 8.9% per annum when the Partnership made a one-time $600,000 payment which was applied to principal. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Echo as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. Beginning January 1, 2014 and monthly thereafter, all of the cash received from these leased assets is applied first against accrued and unpaid interest of the senior participant, second, against any cumulative interest shortfall of the senior participant, third, against accrued and unpaid interest of the junior participants, fourth, against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There is no stated repayment term for the principal. The outstanding principal balance of the loan as of December 31, 2014 was $3,852,964.

In connection with the Echo II transaction, the Partnership borrowed $9,500,000 in the form of a senior participation with interest accruing at 10% per annum through July 1, 2014 then at 9% per annum when the Partnership made a one-time $817,525 payment which was applied to principal. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Echo II as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. Beginning May 1, 2014 and monthly thereafter, all of the cash received from these leased assets is applied first against accrued and unpaid interest of the senior participant, second, against any cumulative interest shortfall of the senior participant, third, against accrued and unpaid interest of the junior participants, fourth, against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There is no stated repayment term for the principal. On September 29, 2014, all rights, title and interest in this senior participation was assigned from the unrelated third party to SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager. The outstanding principal balance of the loan as of December 31, 2014 was $7,451,711.

14. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$4,318,732	$4,396,712	$2,692,900	$2,747,972
Equipment loans receivable	$11,399,479	$11,399,479	$6,550,448	$6,550,448
Collateralized loan receivable	$—	$—	$324,519	$333,487

Liabilities:
Equipment notes payable	$10,380,386	$10,380,386	$8,541,339	$8,541,339
Loans payable	$11,304,675	$10,984,066	$6,825,755	$6,825,755

15. Income Tax Reconciliation (unaudited)

As of December 31, 2014 and 2013, total Partners’ Equity attributable to the Partnership included in the consolidated financial statements was $20,059,857 and $5,090,194, respectively. As of December 31, 2014 and 2013, total Partners’ equity for federal income tax purposes was $19,170,521 and $5,067,949, respectively. The primary difference was organizational and offering expenses and distribution expenses which is a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income purposes for the years ended December 31, 2014 and 2013:

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013
Net loss per consolidated financial statements	$(175,218)	$(868,157)
Net income from non-includable U.S. entities	—	(28,478)
Income attributable to non-controlling interest	135,636	5,696
Organizational costs	51,155	14,500
SQN Echo LLC	998,317	(32,603)
Unearned interest income	—	82,024
Net income (loss) for federal income tax purposes	$1,009,890	(827,018)

16. Indemnifications

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner and the Investment Manager, no liability will arise as a result of these provisions. The General Partner and Investment Manager knows of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with U.S. GAAP.

17. Selected Quarterly Financial Data (unaudited)

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2014
Total revenue	$1,215,127	$1,898,887	$2,559,864	$1,726,032	$7,399,910

Net (loss) income allocable to Limited Partners	$(150,748)	$(250,088)	$372,374	$(145,004)	$(173,466)
Weighted average number of limited partnership interests outstanding	9,062.09	12,652.66	19,314.82	23,982.31	16,301.74
Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(16.64)	$(19.77)	$19.28	$(6.05)	$(10.64)

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2013
Total revenue	$—	$1,129	$9,784	$287,851	$298,764

Net loss allocable to Limited Partners	$—	$(159,411)	$(389,790)	$(310,274)	$(859,475)

Weighted average number of limited partnership interests outstanding	—	1,687.56	2,589.39	6,075.97	3,940.39

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$—	$(94.46)	$(150.53)	$(51.07)	$(218.12)

18. Business Concentrations

For the year ended December 31, 2014, the Partnership had two leases, which accounted for approximately 23% and 12% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2013, the Partnership had one lease, which accounted for approximately 25% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2014, the Partnership had four leases, which accounted for approximately 38%, 26%, 14%, and 14% of the Partnership’s income derived from finance leases. For the year ended December 31, 2014, the Partnership had two lessees which accounted for approximately 19% and 11% of the Partnership’s interest income.  For the year ended December 31, 2013, the Partnership had one lessee which accounted for approximately 80% of the Partnership’s interest income.

At December 31, 2014, the Partnership had three lessees which accounted for approximately 46%, 24%, and 20% of the Partnership’s investment in finance leases. At December 31, 2014, the Partnership had two lessees which accounted for approximately 21% and 16% of the Partnership’s investment in operating leases. At December 31, 2013, the Partnership had two lessees which accounted for approximately 33% and 16% of the Partnership’s investment in operating leases.

At December 31, 2014, the Partnership had two lessees which accounted for approximately 69% and 15% of the Partnership’s investment in equipment notes receivable. At December 31, 2013, the Partnership had two lessees which accounted for approximately 85% and 10% of the Partnership’s investment in equipment notes receivable. At December 31, 2014, the Partnership had one lessee, which accounted for approximately 18% of the Partnership’s investment in equipment loans receivable. At December 31, 2013, the Partnership had five lessees, which accounted for approximately 38%, 20%, 14%, 11% and 10% of the Partnership’s investment in equipment loans receivable.

19. Geographic Information

Geographic information for revenue for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31, 2014
Revenue:	United States	Europe		Mexico		Total
Rental income	$4,619,188		$—		$—	$4,619,188
Finance income	$114,963		$77,475		$—	$192,438
Interest income	$1,923,811		$—		$485,472	$2,409,283
Investment income from equity method investment	$12,701		$—		$—	$12,701
Gain on sale of assets	$160,000		$—		$—	$160,000
Other income	$6,300	$		$		$6,300

	Year Ended December 31, 2013
Revenue:	United States	Europe	Mexico	Total
Rental income	$127,501	$—	$—	$127,501
Interest income	$170,263	$—	$—	$170,263
Other income	$1,000	$—	$—	$1,000

Geographic information for long-lived assets at December 31, 2014 and 2013 was as follows:

	December 31, 2014
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$1,268,085	$224,693	$—	$1,492,778
Investments in equipment subject to operating leases, net	$14,265,326	$—	$—	$14,265,326
Equipment notes receivable, including accrued interest	$1,358,372	$—	$2,983,347	$4,341,220
Equipment loans receivable, including accrued interest	$11,429,927	$—	$—	$11,429,927
Collateralized loan receivable, including accrued interest	$—	$—	$—	$—

	December 31, 2013
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$—	$—	$—	$—
Investments in equipment subject to operating leases, net	$11,165,590	$—	$—	$11,165,590
Equipment notes receivable, including accrued interest	$402,088	$—	$2,290,812	$2,692,900
Equipment loans receivable, including accrued interest	$6,550,448	$—	$—	$6,550,448
Collateralized loan receivable, including accrued interest	$324,519	$—	$—	$324,519

20. Subsequent Events

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN AFIF and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 in cash and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party.

On January 15, 2015, the Partnership received cash of $2,615,292 from the sale of Series A Preferred Shares.

On January 29, 2015, the Partnership advanced a total of $103,791 for its residual value investment in smart safes equipment on lease.

On February 4, 2015, the Partnership entered into a promissory note in the amount of $1,500,000 with an investment grade credit in an insurance wrap transaction to provide financing for the export of certain agricultural assets on a secured basis.

On February 5, 2015, the Partnership’s Investment Manager sent a letter to the Limited Partners of the Partnership requesting consent to authorize the General Partner, to amend the Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) in order to increase the maximum duration of the Partnership’s offering period from two to three years, subject to the earlier sale of the maximum offering of 200,000 Units or the earlier termination of the offering by the General Partner (the “Amendment”). Neither the Investment Manager nor the General Partner intends to extend the Partnership’s operating period or the anticipated start of the liquidation period. On March 3, 2015, the General Partner received the approval of Limited Partners owning a majority of the aggregate outstanding Units to adopt the Amendment. After receiving the consent of Limited Partners owning a majority of the aggregate outstanding Units, the General Partner adopted the Amendment on March 3, 2015.

From January 1, 2015 through March 31, 2015, the Partnership admitted an additional 115 Limited Partners with total cash contributions of $5,026,342, total capital contributions of $5,106,883 and 5,106.88 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $150,790 and $276,940, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31,2014, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2014, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     Our General Partner

Our General Partner is SQN AIF IV GP, LLC, a Delaware limited liability company and was formed in August 2012. The sole member of our General Partner is SQN Capital Management, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Jeremiah J. Silkowski	40	President and Chief Executive Officer
Michael C. Ponticello	36	Senior Vice President and National Sales Manager
Claudine Aquillon	50	Chief Operating Officer
Matthew Leszyk	35	Vice President

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

Name	Age	Position
Jeremiah J. Silkowski	40	President and Chief Executive Officer
Michael C. Ponticello	36	Senior Vice President and National Sales Manager
Claudine Aquillon	50	Chief Operating Officer
Matthew Leszyk	35	Vice President

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

Claudine Aquillon serves as the Chief Operating Officer of our Investment Manager and General Partner. Ms. Aquillon joined our Investment Manager and General Partner in September 2014 and brings over 25 years of operations experience, in both the public and private sectors. During her career in the financial services industry, Ms. Aquillon has served in multiple senior management and director positions at independent leasing companies, international banks, and financial consulting and due diligence firms where her primary responsibility was to oversee and manage the administrative, financial, legal, operational and risk functions. Ms. Aquillon also brings mergers & acquisition experience, having been part of a team that structured several successful acquisitions in the banking and financial services industry. Ms. Aquillon received her BA in Business Administration & Finance from Bradford College and has a Master Black Belt in Six Sigma.

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

     Code of Business Conduct and Ethics

We do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by our General Partner that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may request a copy of this code of ethics from our General Partner at SQN AIF IV GP, LLC, 100 Wall Street, 28th Floor, New York, New York, 10005.

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2014
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$1,500,000
SQN Securities, LLC	Dealer—Manager	Underwriting expense (2)	543,990
			$2,043,990

(1)	Amount charged directly to operations.

(2)	Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We did not pay our General Partner any distributions during 2014 or 2013. As of December 31, 2014, we accrued $13,005 for distributions payable to our General Partner. For the year ended December 31, 2014, the General Partner’s 1% interest in our net loss was $1,752.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a	We do not have any securities authorized for issuance under any equity compensation plan.
b	We have one Limited Partner who owns 8.58% of our Units at December 31, 2014.
c.	As of March 31, 2015, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.
d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2014 and 2013 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non—audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2014 and  2013:

	Years Ended December 31,
Description of fees	2014	2013
Audit fees (1)	$117,500	$24,500
Tax compliance fees	19,994	3,300
Other fees (2)	—	35,600

	$137,494	$63,400

(1)	Includes audits and interim quarterly reviews.

(2)	Includes review of S-1 Registration Statement and related matters.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

	a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		i)	Report of Independent Registered Public Accounting Firm
		ii)	Consolidated Balance Sheets at December 31, 2014 and 2013
		iii)	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
		iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2014 and 2013
		v)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
		vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2014 and 2013

	b)	Listing of Exhibits:

31.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of Claudine Aquillon, Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certification of Claudine Aquillon, Chief Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following financial statements from SQN AIV IV L.P.’s annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF IVGP, LLC

General Partner of the Registrant

March 31, 2015
/s/ jeremiah silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

