Form 10-Q
period 2015-03-31
SQN AIF IV, L.P.
filed 2015-05-15
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________

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

Yes  ☐   No  ☒

At May 14, 2015, there were 33,489.12 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Cash and cash equivalents	$6,597,963	$4,035,214
Investments in finance leases, net	1,364,719	1,492,778
Investments in equipment subject to operating leases, net	12,659,482	14,265,326
Equipment notes receivable, including accrued interest of $27,199 and $22,488	4,408,159	4,341,220
Equipment loans receivable, including accrued interest of $0 and $30,448	10,542,494	11,429,927
Residual value investment in equipment on lease	2,462,463	2,192,362
Initial direct costs, net of accumulated amortization of $233,750 and $199,396	289,333	313,688
Collateralized loan receivable, including accrued interest of $15,632 and $0	1,505,632	—
Investment in Informage SQN Technologies LLC	1,265,641	1,231,792
Investment in SQN Helo LLC	1,301,285	—
Other assets	686,695	4,237,124
Total Assets	$43,083,866	$43,539,431

Liabilities and Partners' Equity
Liabilities:
Equipment notes payable, non-recourse	$9,278,773	$10,380,386
Loans payable, including accrued interest of $0 and $0	8,559,816	11,304,675
Accounts payable and accrued liabilities	174,135	178,713
Distributions payable to Limited Partners	—	429,140
Distributions payable to General Partner	18,114	13,005
Security deposits payable	12,324	12,324
Total Liabilities	18,043,162	22,318,243

Commitments and Contingencies	—	—

Partners' Equity (Deficit):
Limited Partners	23,998,971	20,083,196
General Partner	(30,211)	(23,339)
Subscriptions receivable	(141,360)	—
Total Partners' Equity attributable to the Partnership	23,827,400	20,059,857

Non-controlling interest in consolidated entities	1,213,304	1,161,331

Total Equity	25,040,704	21,221,188

Total Liabilities and Partners' Equity	$43,083,866	$43,539,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenue:
Rental income	$957,498	$891,742
Finance income	49,340	—
Interest income	445,551	323,385
Investment loss from equity method investments	(172,642)	—
Gain on sale of assets	286,772	—
Other income	98,595	—
Total Revenue	1,665,114	1,215,127

Expenses:
Management fees - Investment Manager	375,000	375,000
Depreciation and amortization	785,230	573,761
Professional fees	56,587	58,000
Acquisition costs	—	27,089
Administration expense	7,946	5,266
Interest expense	525,836	295,629
Other expenses	6,392	1,624
Foreign currency transaction losses	32,454	—
Total Expenses	1,789,445	1,336,369
Net loss	(124,331)	(121,242)

Net income attributable to non-controlling interest in consolidated entities	51,973	31,029
Net loss attributable to the Partnership	$(176,304)	$(152,271)

Net loss attributable to the Partnership
Limited Partners	$(174,541)	$(150,748)
General Partner	(1,763)	(1,523)
Net loss attributable to the Partnership	$(176,304)	$(152,271)

Weighted average number of limited partnership interest outstanding	29,035.58	9,062.09

Net loss attributable to limited partners per weighted average number of limited partnership interest outstanding	$(6.01)	$(16.64)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

 Condensed Consolidated Statements of Changes in Partners' Equity (Unaudited)

Three Months Ended March 31, 2015

	Limited Partnership Interests	Total Equity	General Partner	Limited Partners	Non-controlling Interest	Subscription Receivable

Balance, January 1, 2015	26,444.01	$21,221,188	$(23,339)	$20,083,196	$1,161,331	$—

Limited Partners' capital contributions	5,258.88	5,258,883	—	5,258,883	—	—
Subscriptions receivable	—	(141,360)	—	—	—	(141,360)
Offering expenses	—	(134,252)	—	(134,252)	—	—
Underwriting fees	—	(523,471)	—	(523,471)	—	—
Net (loss) income	—	(124,331)	(1,763)	(174,541)	51,973	—
Distributions to partners	—	(515,953)	(5,109)	(510,844)	—	—

Balance, March 31, 2015	31,702.89	$25,040,704	$(30,211)	$23,998,971	$1,213,304	$(141,360)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(124,331)	$(121,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(49,340)	—
Accrued interest income	(337,421)	(167,713)
Investment loss from equity method investments	172,642	—
Depreciation and amortization	785,230	573,761
Gain on sale of assets	(286,772)	—
Rental income adjustment	186,048	—
Change in operating assets and liabilities:
Minimum rents receivable	177,399	(7,247)
Accrued interest income	318,479	—
Other assets	3,906,188	(148,110)
Accounts payable and accrued liabilities	(4,578)	229,648
Unearned income	—	(82,024)
Accrued interest on note payable	175,297	(32,995)
Net cash provided by operating activities	4,918,841	244,078

Cash flows from investing activities:
Cash paid for purchase of equipment subject to operating leases	—	(2,929,173)
Purchase of finance leases	—	(2,567,713)
Purchase of residual value investments of equipment subject to lease	(270,101)	—
Cash paid for initial direct costs	(10,000)	(83,123)
Cash paid for collateralized loan receivable	(1,490,000)	(866,000)
Cash received from collateralized loan receivable	—	931,640
Cash paid for equipment loans receivable	—	(5,836,265)
Cash received from equipment loans receivable	762,473	627,520
Proceeds from sale of leased assets	1,018,178	—
Investment in Informage SQN Technologies	(42,776)	—
Investment in SQN Helo	(1,465,000)	—
Cash paid for equipment notes receivable	(100,000)	—
Repayment of equipment notes receivable	37,771	66,893
Net cash used in investing activities	(1,559,455)	(10,656,221)

Cash flows from financing activities:
Cash received from loan payable	—	9,500,000
Repayments of loan payable	(2,744,859)	(669,935)
Cash paid to financial institutions for equipment notes payable	(1,571,594)	(988,892)
Cash received from non-controlling interest contribution	—	320,000
Cash received from Limited Partner capital contributions	5,036,982	3,148,656
Cash paid for Limited Partner distributions	(939,984)	(248,946)
Cash paid for underwriting fees	(442,930)	(320,245)
Cash paid for organizational and offering costs	(134,252)	(105,163)
Net cash (used in) provided by financing activities	(796,637)	10,635,475

Net increase in cash and cash equivalents	2,562,749	223,332
Cash and cash equivalents, beginning of period	4,035,214	146,340
Cash and cash equivalents, end of period	$6,597,963	$369,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Supplemental disclosure of other cash flow information:
Cash paid for interest	$223,811	$—

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in lease purchase agreement	$—	$11,447,351
Units issued as underwriting fee discount	$80,541	$—
Distributions payable to General Partner	$5,109	$—
Increase in other assets	$(181,778)	$—
Increase in equipment loans receivable	$(108,636)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015 and 2014

(Unaudited)

1.	Organization and Nature of Operations

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

Nature of Operations – The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-saving) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset and project financings; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that its Investment Manager believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

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

On December 6, 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which is 80% owned by the Partnership and 20% by SQN Alternative Investment Fund III, L.P. (“Fund III”), an entity also sponsored by the Partnership’s Investment Manager. The Partnership originally contributed $2,200,000 to purchase the 80% share of Echo. Fund III contributed $550,000 to purchase a 20% share of Echo which is presented as non-controlling interest on the condensed consolidated financial statements. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consists of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the condensed consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, the Partnership funded an additional $480,000 into Echo (at the same time, an additional $120,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which is 80% owned by the Partnership and 20% by Fund III. The Partnership originally contributed $800,000 to purchase the 80% share of Echo II. Fund III contributed $200,000 to purchase a 20% share of Echo II which is presented as non-controlling interest on the condensed consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consists of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the condensed consolidated financial statements. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. In June 2014, the Partnership funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

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

SQN Securities, LLC (“Securities”), is a Delaware limited liability company and a majority-owned subsidiary of the Investment Manager. Securities, in its capacity as the Partnership’s selling agent, receives an underwriting fee of 3% of the gross proceeds from limited partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of its Units to the General Partner or its affiliates). While Securities is currently acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future. In addition, the Partnership will pay a 7% sales commission to broker-dealers unaffiliated with the General Partner who will be selling the Partnership’s Units, on a best efforts basis. When the 7% sales commission is not required to be paid, the Partnership applies the proceeds that would otherwise be payable as sales commission towards the purchase of additional fractional Units at $1,000 per Unit.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the limited partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each limited partner’s capital contribution (pro-rated to the date of admission for each limited partner). During the three months ended March 31, 2015, the Partnership made distributions to its limited partners totaling approximately $510,844. As of March 31, 2015, the Partnership has accrued $18,114 for distributions payable to General Partner.

From May 29, 2013 through March 31, 2015, the Partnership has admitted 583 limited partners with total capital contributions of $31,701,889 resulting in the sale of 37,701.89 Units. The Partnership received cash contributions of $30,357,844 and applied $1,344,045 which would have otherwise been paid as sales commission to the purchase of 1,344.05 additional Units.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN AIF IV, L.P. and Subsidiaries at March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2014 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

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

Credit Risk — In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnerships’ counterparty to an agreement either has an inability or unwillingness to make contractually required payments. The Partnership expects concentrations of credit risk with respect to lessees to be dispersed across different industry segments and different regions of the world.

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

For finance leases, the Partnership records at lease inception the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment upon lease termination, the initial direct costs, if any, related to the lease and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

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

The investment committee of the Investment Manager approves each new equipment lease, financing transaction, and lease acquisition. As part of this process it determines the unguaranteed residual value, if any, to be used once the acquisition has been approved. The factors considered in determining the unguaranteed residual value include, but are not limited to, the creditworthiness of the potential lessee, the type of equipment being considered, how the equipment is integrated into the potential lessee’s business, the length of the lease and the industry in which the potential lessee operates. Unguaranteed residual values are reviewed for impairment in accordance with the Partnership’s policy relating to impairment review.

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2015, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Equipment Notes and Loans Receivable — Equipment notes and loans receivable are reported in the condensed consolidated financial statements as the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the condensed consolidated financial statements. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Initial Direct Costs —The Partnership capitalizes initial direct costs associated with the origination and funding of lease assets. These costs are amortized on a lease by lease basis based over the actual contract term of each lease using the effective interest rate method for finance leases and the straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense.

Equity Method — The Partnership records its 24.5% investment in Informage SQN Technologies LLC and its 50% investment in SQN Helo LLC, using the equity method of accounting. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting. The Partnership’s portion of earnings or losses in the investee are recorded as an increase or decrease in its investment and recognized in the consolidated statements of operations, and any distributions received from the investee are recorded as a reduction in its investment.

Acquisition Expense —Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to the selection and acquisition of leased equipment which are incurred by the Partnership under the terms of the Partnership Agreement, as amended. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current U.S. GAAP by reducing the number of consolidation models. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

3.	Related Party Transactions

The General Partner is responsible for the day-to-day operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the limited partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash which was accrued for at March 31, 2015 and December 31, 2014.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s limited partners’ capital contributions have been returned to the limited partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s limited partners’ capital contributions returned to them, such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the equity raised. For the three months ended March 31, 2015 and 2014, the Partnership paid $375,000 in management fee expense which is recorded in management fee — Investment Manager in the accompanying condensed consolidated statements of operations.

SQN Securities LLC (“Securities”) is a Delaware limited liability company and a majority-owned subsidiary of the Partnership’s Investment Manager. Securities, in its capacity as the Partnership’s selling agent, receives an underwriting fee of 3% of the gross proceeds from limited partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of the Partnership’s Units to the General Partner or its affiliates). While Securities is initially acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents.

For the three months ended March 31, 2015, the Partnership had the following transactions and balances with Securities:

	March 31, 2015	December 31, 2014
	(unaudited)
Balance - beginning of period	$—	$10,797
Underwriting fees earned by Securities	155,350	543,990
Payments by the Partnership to Securities	(155,350)	(554,787)

Balance - end of period	$—	$—

For the three months ended March 31, 2015 and 2014, the Partnership recorded the following underwriting fee transactions:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Underwriting discount incurred by the Partnership	$80,541	$180,576
Underwriting fees earned by Securities	155,350	94,460
Fees paid to outside brokers	287,580	39,830
Total underwriting fees	$523,471	$314,866

4.	Investments in Finance Leases

At March 31, 2015 and December 31, 2014, net investment in finance leases consisted of the following:

	March 31, 2015	December 31, 2014
Minimum rents receivable	$1,212,322	$1,389,721
Estimated unguaranteed residual value	360,000	360,000
Unearned income	(207,603)	(256,943)
Total	$1,364,719	$1,492,778

Medical Equipment

On March 28, 2014, Echo II purchased three finance leases for medical equipment. One of the leases had a remaining term of 37 months and monthly payments of $4,846. The second lease also has a remaining term of 37 months and monthly payments of $32,416 for the first 13 payments and $22,606 for the last 24 payments. The third lease had a remaining term of 32 months and monthly payments of $14,456. At March 31, 2015, there were no significant changes to any of these leases.

Medical Equipment

On March 31, 2014, the Partnership entered into a new finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. At March 31, 2015, there were no significant changes to this lease.

5.	Investments in Equipment Subject to Operating Leases

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

During the three months ended March 31, 2015, Echo sold equipment and the right to various operating leases to third parties for total cash proceeds of $737,922. The net book value of these leases at the time of sale was $780,263 which resulted in the Partnership recognizing a U.S. GAAP loss of $42,341. Included in these sales were leases that had come to the residual realization phase and the proceeds received from these sales were sufficient to return the projected yield on investment.

The composition of the equipment subject to operating leases in the Echo and Echo II transactions as of March 31, 2015 and December 31, 2014 is as follows:

March 31, 2015:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Agricultural equipment	$807,238	$161,938	$645,300
Aircraft equipment	3,469,297	384,040	3,085,257
Computer equipment	508,525	242,531	265,994
Forklifts and fuels cells	7,109,420	1,483,770	5,625,650
Heavy equipment	3,047,443	547,897	2,499,546
Industrial	266,118	68,824	197,294
Medical	518,588	178,147	340,441
	$15,726,629	$3,067,147	$12,659,482

December 31, 2014:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
Agricultural equipment	$807,239	$125,677	$681,562
Aircraft equipment	3,469,297	250,394	3,218,903
Computer equipment	671,809	233,776	438,033
Forklifts and fuels cells	7,188,160	1,166,572	6,021,588
Heavy equipment	3,047,443	435,563	2,611,880
Industrial	518,399	97,295	421,104
Machine tools	556,686	68,778	487,908
Medical	518,588	134,240	384,348
	$16,777,621	$2,512,295	$14,265,326

The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term. Depreciation expense for the three months ended March 31, 2015 was $750,876 and $3,010,407 for the year ended December 31, 2014.

6.	Equipment Notes Receivable

Medical Equipment

On June 28, 2013, the Partnership entered into a $150,000 promissory note to finance the purchase of medical equipment located in Tennessee. The promissory note will be paid through 36 monthly installments of principal and interest of $5,100. The promissory note is secured by the medical equipment and other personal property located at the borrower’s principal place of business. The promissory note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the promissory note. For the three months ended March 31, 2015, the medical equipment note earned $2,671 of interest income.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. For the three months ended March 31, 2015, the mineral processing equipment note earned $0 of interest income since this note is in non-accrual status. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

Manufacturing Equipment

On October 15, 2013, the Partnership entered into a $300,000 loan facility with a New Jersey based manufacturer and assembler of various consumer products. The loan is secured by manufacturing equipment owned by the borrower. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. For the three months ended March 31, 2015, the manufacturing equipment note earned interest income of $6,510. The borrower’s obligations under the loan facility are also personally guaranteed by its majority shareholder. On December 8, 2014, the borrower went into default and the balance of the loan was accelerated. Local counsel has been retained to exercise available legal remedies. On February 12, 2015, a civil action was filed in New Jersey against the borrower and guarantor to recover all amounts outstanding under the note receivable relating to manufacturing equipment. The Investment Manager did not record an asset impairment based on the collateral value of the equipment, the value of the plant as a going concern, and the personal guarantees behind the transaction. On April 23, 2015, Superior Court of New Jersey, Law Division, Union County entered a judgment for the full principal balance and accrued interest due, together with attorney’s fees, court costs and post-judgment interest against this New Jersey based manufacturer and assembler of various consumer products and the guarantor of the loan in favor of the Partnership.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the three months ended March 31, 2015, the equipment note earned interest income of $11,098.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. For the three months ended March 31, 2015, the medical equipment note earned interest income of $22,249.

The future maturities of the Partnership’s equipment notes receivable at March 31, 2015 are as follows:

Years ending March 31,

2015	$1,137,715
2016	771,922
2017	923,833
2018	1,231,202
2019	316,288
$4,380,960

7.	Equipment Loans Receivable

On December 20, 2013, Echo entered into an agreement for the purchase of two portfolios of leases for a combined total purchase price of $17,800,000. One of the portfolios consists of approximately $6,600,000 of equipment loans receivable. The loans accrue interest at a rate of 10%. The notes mature on various dates through October 2017. For the three months ended March 31, 2015, the Partnership earned $119,152 of interest income.

On March 28, 2014, Echo II entered into an agreement with the same party as the Echo transaction for the purchase of two portfolios of leases for a combined total purchase price of $21,863,000. One of the portfolios consists of approximately $12,400,000 of equipment loans receivable. The loans accrue interest at a rate of 10%. The notes mature on various dates through October 2017. For the three months ended March 31, 2015, the Partnership earned $164,554 of interest income.

The composition of the equipment loans receivable in the Echo and Echo II transactions as of March 31, 2015 is as follows:

Description	Maturity Date	Balance

Furniture and fixtures	6/30/2016 - 04/30/18	$1,085,233
Fitness	4/30/15	4,258
Computers	10/31/2014 - 9/30/17	432,718
Forklifts and fuels cells	10/31/14 - 10/31/17	3,988,991
Aircraft services equipment	09/30/15 - 12/31/17	1,849,719
Industrial	12/31/14 - 10/31/20	919,628
Medical and research equipment	01/31/15 - 12/31/17	2,261,947
		$10,542,494

The future maturities of the Partnership’s equipment loans receivable at March 31, 2015 are as follows:

Years ending March 31,

2015	$3,274,448
2016	3,816,275
2017	2,384,162
2018	1,034,428
2019	33,181
Thereafter	—
$10,542,494

8.	Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of March 31, 2015, the Partnership had advanced a total of $2,462,463.

9.	Collateralized Loan Receivable

On February 4, 2015, the Partnership entered into a loan facility with a borrower to provide financing up to a maximum borrowing of $5,000,000. The borrower entered into an Export Prepayment Facility Agreement dated as of January 21, 2015 and in connection with the Export Prepayment Facility Agreement, the borrower entered into a loan facility with the Partnership and a third party to provide financing up to a maximum borrowing of $50,000,000, whereby the third party funded a total of $13,500,000 and is the senior lender and the Partnership funded a total of $1,500,000 and is the subordinate lender. The loan facility is secured by the borrower’s rights under the Export Prepayment Facility Agreement. In connection with the loan facility, the Partnership entered into a $1,500,000 promissory note with the borrower. For the three months ended March 31, 2015, the promissory note earned $15,632 of interest income.

10.	Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN Portfolio Acquisition Company, LLC (“SQN PAC”), an entity managed by the Partnership’s Investment Manager, and a third party formed a special purpose entity, Informage SQN Technologies LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of March 31, 2015, the Partnership has advanced a total of $1,297,122. For the three months ended March 31, 2015, the Partnership recorded investment loss of $8,927 for its proportionate share of Informage SQN’s net loss under the equity method pursuant to U.S. GAAP.

11.	Investment in SQN Helo LLC

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each own 50% of SQN Helo. The Partnership accounts for its investment in SQN Helo using the equity method. As of March 31, 2015, the Partnership has advanced a total of $1,465,000. For the three months ended March 31, 2015, the Partnership recorded investment loss of $163,715 for its proportionate share of SQN Helo’s net loss under the equity method pursuant to U.S. GAAP.

12.	Other Assets

Other assets primarily include approximately $447,000 related to net book value of several leases that were transferred from operating and finance leases as parts of these leases are being held for sale and approximately $198,000 of accounts receivable from rental income of operating leases.

13.	Equipment Notes Payable

In connection with the Echo and Echo II transactions, Echo and Echo II assumed approximately $8,500,000 and $11,447,000, respectively, in non-recourse debt in connection with the acquisition of portfolios of assets subject to lease. The debt is held by multiple lenders with interest rates ranging from 2.75% to 9.25% and maturity dates through 2018. The notes are secured by the underlying assets of each lease.

The future maturities of the Partnership’s equipment notes payable at March 31, 2015 are as follows:

Years ending March 31,

2015	$4,345,714
2016	2,963,265
2017	1,378,274
2018	591,520
2019	—
2020	—
$9,278,773

14.	Loans Payable

In connection with the Echo transaction, the Partnership borrowed $6,800,000 in the form of a senior participation with interest accruing at 10% per annum through February 28, 2014, then at 8.9% per annum when the Partnership made a one-time $600,000 payment which was applied to principal. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Echo as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. Beginning January 1, 2014, and monthly thereafter, all of the cash received from these leased assets is applied first against accrued and unpaid interest of the senior participant, second, against any cumulative interest shortfall of the senior participant, third, against accrued and unpaid interest of the junior participants, and fourth, against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There is no stated repayment term for the principal. The outstanding principal balance of the loan as of March 31, 2015 and December 31, 2014, was $2,618,791 and $3,852,964, respectively.

In connection with the Echo II transaction, the Partnership borrowed $9,500,000 in the form of a senior participation with interest accruing at 10% per annum through July 1, 2014, then at 9% per annum when the Partnership made a one-time $817,525 payment which was applied to principal. The senior participant, as collateral, has a first priority security interest in all of the leased assets acquired by Echo II as well as a senior participation interest in the proceeds from the leased assets, while the Partnership has a junior participation interest until the loan is repaid in full. Beginning May 1, 2014, and monthly thereafter, all of the cash received from these leased assets is applied first against accrued and unpaid interest of the senior participant, second, against any cumulative interest shortfall of the senior participant, third, against accrued and unpaid interest of the junior participants, and fourth, against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There is no stated repayment term for the principal. On September 29, 2014, all rights, title and interest in this senior participation was assigned from the unrelated third party to SQN AFIF. The outstanding principal balance of the loan as of March 31, 2015 and December 31, 2014, was $5,941,025 and $7,451,711, respectively.

15.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$4,380,960	$4,380,960	$4,318,732	$4,396,712
Equipment loans receivable	$10,542,494	$10,542,494	$11,399,479	$11,399,479
Collateralized loan receivable	$1,490,000	$1,490,000	$—	$—

Liabilities:
Equipment notes payable	$9,278,773	$9,278,773	$10,380,386	$10,380,386
Loans payable	$8,559,816	$8,559,816	$11,304,675	$10,984,066

As of March 31, 2015, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

16.	Business Concentrations

For the three months ended March 31, 2015, the Partnership had one lessee which accounted for approximately 18% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2014, the Partnership had two lessees which accounted for approximately 29% and 10% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2015, the Partnership had one lessee which accounted for approximately 12% of the Partnership’s interest income. For the three months ended March 31, 2014, the Partnership had three lessees which accounted for approximately 41%, 17% and 11% of the Partnership’s interest income.

At March 31, 2015, the Partnership had four lessees which accounted for approximately 54%, 20%, 16%, and 11% of the Partnership’s investment in finance leases. At March 31, 2014, the Partnership had three lessees which accounted for approximately 42%, 26%, and 16% of the Partnership’s investment in finance leases. At March 31, 2015, the Partnership had two lessees which accounted for approximately 21% and 16% of the Partnership’s investment in operating leases. At March 31, 2014, the Partnership had three lessees which accounted for approximately 41%, 40%, and 11% of the Partnership’s investment in operating leases. At March 31, 2015, the Partnership had two lessees which accounted for approximately 70% and 15% of the Partnership’s investment in equipment notes receivable. At March 31, 2015, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases. At March 31, 2014, the Partnership had two lessees which accounted for approximately 80% and 20% of the Partnership’s investment in residual value leases. At March 31, 2014, the Partnership had one lessee which accounted for approximately 86% of the Partnership’s investment in equipment notes receivable.

17.	Geographic Information

Geographic information for revenue for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31, 2015
Revenue:	United States	Europe	Mexico	Total
Rental income	$957,498	$—	$—	$957,498
Finance income	$33,168	$16,172	$—	$49,340
Interest income	$445,551	$—	$—	$445,551
Investment loss from equity method investments	$(172,642)	$—	$—	$(172,642)
Gain on sale of assets	$286,772	$—	$—	$286,772

	Three Months Ended March 31, 2014
Revenue:	United States	Europe	Mexico	Total
Rental income	$891,742	$—	$—	$891,742
Finance income	$—	$—	$—	$—
Interest income	$201,105	$—	$122,280	$323,285
Gain on sale of assets	$—	$—	$—	$—

Geographic information for long-lived assets at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$1,146,100	$218,619	$—	$1,364,719
Investments in equipment subject to operating leases, net	$12,659,482	$—	$—	$12,659,482
Equipment notes receivable, including accrued interest	$1,324,812	$—	$3,083,347	$4,408,159
Equipment loans receivable, including accrued interest	$10,542,494	$—	$—	$10,542,494
Collateralized loan receivable, including accrued interest	$1,505,632	$—	$—	$1,505,632

	December 31, 2014
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$1,268,085	$224,693	$—	$1,492,778
Investments in equipment subject to operating leases, net	$14,265,326	$—	$—	$14,265,326
Equipment notes receivable, including accrued interest	$1,357,873	$—	$2,983,347	$4,341,220
Equipment loans receivable, including accrued interest	$11,429,927	$—	$—	$11,429,927

18.	Subsequent Events

Subsequent to March 31, 2015, the Partnership entered into a loan facility with a borrower. Under the terms of the loan facility, the Partnership agreed to provide the borrower with financing in an amount up to £310,000 in connection with the construction financing of a waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. The loan facility accrues interest at a rate of 12% per annum and has a final repayment date of July 31, 2015. The loan facility is secured by the Plant. During April 2015, the Partnership advanced a total of £125,000 under this facility.

During April and May 2015, the Partnership advanced a total of $328,930 for its residual value investment in equipment on lease.

On April 23, 2015, Superior Court of New Jersey, Law Division, Union County entered a judgment for the full principal balance and accrued interest due, together with attorney’s fees, court costs and post-judgment interest against the New Jersey based manufacturer and assembler of various consumer products and the guarantor of the loan in favor of the Partnership.

On April 30, 2015, the Partnership acquired from a third party, twenty quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The equipment lease receivables are secured by the gamma knife suite.

From April 1, 2015 through May 14, 2015, the Partnership admitted an additional 43 limited partners with total cash contributions of $1,760,755, total capital contributions of $1,786,233 and 1,786.23 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $52,823 and $125,036, respectively.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN AIF IV, L.P. and its subsidiaries.

The following is a discussion of our current financial position and results of operations. This discussion should be read together with the financial statements and notes in our Form 10-K, filed on March 31, 2015. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our income, losses and distributions are allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributable cash will be allocated 80% to the limited partners and 20% to the General Partner. We are currently in the Offering and Operating Period. The Offering Period expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2016, which is three years from the date we were declared effective by the SEC. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period, which tentatively begins three years after the start of the Operating Period, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

During the three months ended March 31, 2015, we made distributions to our limited partners totaling $510,844.

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

Investment in SQN Helo LLC

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

Echo II Leases

On March 26, 2014, we formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which is 80% owned by us and 20% by SQN Alternative Investment Fund III L.P. (“Fund III”), an entity also sponsored by our Investment Manager. We contributed $800,000 and Fund III contributed $200,000 to purchase a 20% share of Echo II which is presented as non-controlling interest on the accompanying condensed consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consists of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consists of lease financings, which have been accounted for as loans receivable in the accompanying condensed consolidated financial statements. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. In June 2014, we funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate.

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

Manufacturing Equipment Financing

On October 15, 2013, we entered into a $300,000 loan facility with a New Jersey based manufacturer and assembler of various consumer products. The loan is secured by manufacturing equipment owned by the borrower. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. The borrower’s obligations under the loan facility are also personally guaranteed by its majority shareholder. On December 8, 2014, the borrower went into default and the balance of the loan was accelerated. Local counsel has been retained to exercise all available legal remedies. On February 12, 2015, a civil action was filed in New Jersey against the borrower and guarantor to recover all amounts outstanding under the note receivable relating to manufacturing equipment. Our Investment Manager does not believe an asset impairment is warranted based on the collateral value of the equipment, the value of the plant as a going concern, and the personal guarantee behind the transaction. On April 23, 2015, Superior Court of New Jersey, Law Division, Union County entered a judgment for the full principal balance and accrued interest due, together with attorney’s fees, court costs and post-judgment interest against the New Jersey based manufacturer and assembler of various consumer products and the guarantor of the loan in favor of the Partnership.

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

Smart Safes

On September 15, 2014, we entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interest in equipment. This leasing company has entered into a Master Lease Agreement with another third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million (85% of $20 million) and we agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million (15% of $20 million). As of March 31, 2015, the Partnership had advanced a total of $2,462,463.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for doubtful accounts, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

For finance leases, we record at lease inception the total minimum lease payments receivable from the lessee, the estimated unguaranteed residual value of the equipment at lease termination, the initial direct costs related to the lease, if any, and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable, plus the estimated unguaranteed residual value, minus the cost of the leased equipment. Unearned income is recognized as finance income over the term of the lease using the effective interest rate method.

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

The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of releasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Equipment Notes and Loans Receivable

Equipment notes and loans receivable are reported in our balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originated notes, if any, are reported as other assets in our balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the we believe that the recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Results of Operations for the three months ended March 31, 2015

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities though the sale of our Units to investors. Through March 31, 2015, we admitted 583 limited partners with total capital contributions of $31,701,889 resulting in the sale of 31,701.89 Units. We received cash of $30,357,844 and applied $1,344,045 which would have otherwise been paid as sales commission to the purchase of additional Units. For the three months ended March 31, 2015, we paid or accrued an underwriting fee to Securities totaling $523,471.

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

Our revenue for the three months ended March 31, 2015 as compared to three months ended March 31, 2014 is summarized as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue:

Rental income	$957,498	$891,742
Finance income	49,340	—
Interest income	445,551	323,385
Investment loss from equity method investments	(172,642)	—
Gain on sale of assets	286,772	—
Other income	98,595	—
Total Revenue	$1,665,114	$1,215,127

For the three months ended March 31, 2015 we earned $957,498 in rental income. The majority of which is a result of the portfolios of leases obtained by us through the Echo and Echo II transactions. We also recognized $445,551 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $49,340 in finance income from our finance leases. We also recognized a loss of 172,642 from our equity method investments. We also recognized a gain on sale of assets of $286,772 from the sale of operating leases and finance leases. As we acquire additional finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly. For the three months ended March 31, 2014 we earned $891,742 in rental income. The majority of this revenue is a result of the portfolios of leases obtained by us through the Echo transactions. We also recognized $323,385 in interest income, the majority of which was generated by the equipment notes and loans receivable. The increase in our total revenue in 2015 Quarter as compared to the 2014 quarter is a result of the portfolio of leases and equipment loan receivables we obtained in the Echo II transaction which didn’t occur until the end of the first quarter of 2014.

Our expenses for the three months ended March 31, 2015 (“2015 Quarter”) as compared to three months ended March 31, 2014 (“2014 Quarter”) are summarized as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Expenses:
Management fees - Investment Manager	$375,000	$375,000
Depreciation and amortization	785,230	573,761
Professional fees	56,587	58,000
Acquisition costs	—	27,089
Administration expense	7,946	5,266
Interest expense	525,836	295,629
Other expenses	6,392	1,624
Foreign currency transaction losses	32,454	—

Total Expenses	$1,789,445	$1,336,369

For the three months ended March 31, 2015 and 2014 we incurred $1,789,445 and $1,336,369 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in the 2015 Quarter as compared to the 2014 Quarter. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our limited partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s limited partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. With the addition of the operating leases and initial direct costs from the Echo and Echo II transactions, we recognized $785,230 in depreciation and amortization expense for the 2015 Quarter. We also incurred $56,587 in professional fees in the 2015 Quarter as compared to $58,000 in the 2014 Quarter. In conjunction with the Combined Echo transactions, we assumed approximately $20,000,000 in non-recourse notes payable with various financial institutions for the equipment held for lease which resulted in $525,836 in interest expense for the 2015 Quarter.

Net Income

As a result of the factors discussed above, we reported a net loss for the three months ended March 31, 2015 of $124,331, prior to the allocation for non-controlling interest as compared to a net loss of $121,242 for the 2014 Quarter. The non-controlling interest represents the 20% investment by Fund III in the Combined Echo transactions. For the three months ended March 31, 2015, the non-controlling interest recognized net income of $31,167 due to its interest in Echo and a net income of $20,806 due to its interest in Echo II.

Liquidity and Capital Resources

Sources and Uses of Cash

Three Months Ended March 31, 2015
Cash provided by (used in):
Operating activities	$4,918,841
Investing activities	$(1,559,455)
Financing activities	$(796,637)

Sources of Liquidity

We are currently in both our Offering Period and our Operating Period. The Offering Period is the time frame in which we raise capital contributions from investors through the sale of our Units. As such, we expect that during our Offering Period a portion of our cash in-flows will be from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a portion of our cash out-flows will be for investing activities. We believe that the cash in-flows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our limited partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2015 was $4,918,841 and was primarily driven by the following factors; (i) a decrease in other assets of approximately $3,732,000 due to a reclass to operating leases, (ii) an increase in accrued interest receivable, (iii) an increase in accrued interest on loans payable from an unrelated insurance company as part of the Echo and Echo II transactions, (iv) depreciation and amortization expense of approximately $785,000, (v) investment loss from equity method investments of approximately $164,000 and (vi) an increase in minimum rents receivable for finance leases acquired during the period. Offsetting these fluctuations was a net loss of approximately $115,000, a net gain on sale of assets of approximately $113,000 as well as increases in finance accrued interest. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash in-flows from operations principally from rental payments received from lessees.

Investing Activities

Cash used in investing activities was $1,559,455 for the three months ended March 31, 2015. We received payments from borrowers related to our equipment loans receivable of approximately $762,000. We received proceeds from the sale of assets of approximately $1,018,000. We paid approximately $1,465,000 for an investment in SQN Helo and additional payments of approximately $43,000 for our investment in Informage SQN Technologies. We also paid approximately $270,000 for the purchase of a residual value interest in equipment subject to operating leases. We made advances on a collateralized loan receivable of approximately $1,490,000. We also paid approximately $100,000 for the acquisition of equipment notes receivable. The borrowers repaid approximately $38,000 during the period.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2015 was $796,637 and was primarily due to payments of approximately $1,572,000 for equipment loans with various financial institutions in relation to the Echo and Echo II portfolios, principal payments of approximately $2,745,000 on loans with unrelated lenders, underwriting fees, organizational and offering costs of approximately $577,000 and payments for distributions totaling approximately $940,000. Offsetting this decrease were cash proceeds received of approximately $5,037,000 for the sale of our Units to investors.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our limited partners at 1.625% per quarter, the equivalent rate of 6.5% per annum, of each limited partners’ capital contribution (pro-rated to the date of admission for each limited partner). The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2015, we made quarterly distributions to our limited partners totaling $510,844. We did not make a cash distribution to the General Partner during the three months ended March 31, 2015; however, we accrued $5,109 for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $18,114 at March 31, 2015.

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

Subsequent Events

Subsequent to March 31, 2015, the Partnership entered into a loan facility with a borrower. Under the terms of the loan facility, the Partnership agreed to provide the borrower with financing in an amount up to £310,000 in connection with the construction financing of a waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. The loan facility accrues interest at a rate of 12% per annum and has a final repayment date of July 31, 2015. The loan facility is secured by the Plant. During April 2015, the Partnership advanced a total of £125,000 under this facility.

During April and May 2015, the Partnership advanced a total of $328,930 for its residual value investment in equipment on lease.

On April 23, 2015, Superior Court of New Jersey, Law Division, Union County entered a judgment for the full principal balance and accrued interest due, together with attorney’s fees, court costs and post-judgment interest against the New Jersey based manufacturer and assembler of various consumer products and the guarantor of the loan in favor of the Partnership.

On April 30, 2015, the Partnership acquired from a third party, twenty quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The equipment lease receivables are secured by the gamma knife suite.

Limited Partner Contributions

From April 1, 2015 through May 14, 2015, the Partnership admitted an additional 43 limited partners with total cash contributions of $1,760,755, total capital contributions of $1,786,233 and 1,786.23 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $52,823 and $125,036, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. Our Offering Period commenced on April 2, 2013 and is anticipated to end no later than April 2, 2016. We had our initial closing for the admission of limited partners in the partnership on May 29, 2013. From May 29, 2013 through March 31, 2015, we admitted 583 limited partners with total capital contributions of $31,701,889 resulting in the sale of 31,701.89 Units. We received cash of $30,357,844 and applied $1,344,045 which would have otherwise been paid as sales commission to the purchase of additional Units. For the three months ended March 31, 2015, we paid or accrued an underwriting fee to Securities totaling $523,471.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-184550

SQN AIF IV GP, LLC

General Partner of the Registrant

May 15, 2015

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

