Form 10-Q
period 2015-06-30
SQN AIF IV, L.P.
filed 2015-08-14
CIK 1560046

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Yes  ☐   No  ☒

At August 13, 2015, there were 39,598.67 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Cash and cash equivalents	$11,860,165	$4,035,214
Investments in finance leases, net	813,191	1,492,778
Investments in equipment subject to operating leases, net	1,156,051	14,265,326
Equipment notes receivable, including accrued interest of $50,987 and $22,488	5,129,259	4,341,220
Equipment loans receivable, including accrued interest of $0 and $30,448	—	11,429,927
Residual value investment in equipment on lease	2,947,656	2,192,362
Initial direct costs, net of accumulated amortization of $25,953 and $199,396	97,464	313,688
Collaterized loan receivable, including accrued interest of $63,739 and $0	4,203,739	—
Investment in Informage SQN Technologies LLC	1,259,500	1,231,792
Investment in SQN Helo LLC	1,186,313	—
Other assets	109,685	4,237,124
Total Assets	$28,763,023	$43,539,431

Liabilities and Partners' Equity
Liabilities:
Equipment notes payable, non-recourse	$—	$10,380,386
Loans payable	—	11,304,675
Accounts payable and accrued liabilities	92,203	178,713
Distributions payable to Limited Partners	—	429,140
Distributions payable to General Partner	24,846	13,005
Security deposits payable	22,504	12,324
Total Liabilities	139,553	22,318,243

Commitments and Contingencies	—	—

Partners' Equity (Deficit):
Limited Partners	26,880,281	20,083,196
General Partner	(45,606)	(23,339)
Total Partners' Equity attributable to the Partnership	26,834,675	20,059,857

Non-controlling interest in consolidated entities	1,788,795	1,161,331

Total Equity	28,623,470	21,221,188

Total Liabilities and Partners' Equity	$28,763,023	$43,539,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2015	2014	2015	2014

Revenue:
Rental income	$606,405	$1,240,844	$1,563,903	$2,132,586
Finance income	48,037	78,187	97,377	78,187
Interest income	324,381	576,743	769,932	900,128
Investment loss from equity method investments	(121,113)	—	(293,755)	—
(Loss) gain on sale of assets	(344,212)	3,113	(57,440)	3,113
Other income	158,078	—	256,673	—
Total Revenue	671,576	1,898,887	2,336,690	3,114,014

Expenses:
Management fees - Investment Manager	375,000	375,000	750,000	750,000
Depreciation and amortization	700,369	932,602	1,485,599	1,506,363
Professional fees	76,589	131,734	133,176	189,734
Acquisition costs	—	1,443	—	28,532
Administration expense	22,897	9,524	30,843	14,790
Interest expense	308,734	679,027	834,570	974,656
Other expenses	47,047	17,433	53,439	19,057
Total Expenses	1,530,636	2,146,763	3,287,627	3,483,132
Foreign currency transaction gains	(52,029)	(15,101)	(19,575)	(15,101)
Net loss	(807,031)	(232,775)	(931,362)	(354,017)

Net (loss) income attributable to non-controlling interest in consolidated entities	(138,204)	19,839	(86,231)	50,870
Net loss attributable to the Partnership	$(668,827)	$(252,614)	$(845,131)	$(404,887)

Net loss attributable to the Partnership
Limited Partners	$(662,139)	$(250,088)	$(836,680)	$(400,838)
General Partner	(6,688)	(2,526)	(8,451)	(4,049)
Net loss attributable to the Partnership	$(668,827)	$(252,614)	$(845,131)	$(404,887)

Weighted average number of limited partnership interests outstanding	33,750.85	12,652.66	31,471.09	10,867.29

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(19.62)	$(19.77)	$(26.59)	$(36.88)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Changes in Partners' Equity (Unaudited)
Six Months Ended June 30, 2015

	Limited				Non-
	Partnership	Total	General	Limited	controlling
	Interests	Equity	Partner	Partners	Interest

Balance, January 1, 2015	26,444.01	$21,221,188	$(23,339)	$20,083,196	$1,161,331

Limited Partners' capital contributions	10,265.37	10,265,368	—	10,265,368	—
Non-controlling interest contribution to consolidated entities	—	1,788,750	—	—	1,788,750
Offering expenses	—	(231,465)	—	(231,465)	—
Underwriting fees	—	(1,020,551)	—	(1,020,551)	—
Net loss	—	(931,362)	(8,451)	(836,680)	(86,231)
Distributions to partners	—	(1,195,929)	(11,841)	(1,184,088)	—
Redemption of non-controlling interest to consolidated entities	—	(1,075,055)	—	—	(1,075,055)
Distribution of income from consolidated entities	—	(197,474)	(1,975)	(195,499)	—

Balance, June 30, 2015	36,709.38	$28,623,470	$(45,606)	$26,880,281	$1,788,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(931,362)	$(354,017)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Finance income	(97,377)	(78,187)
Accrued interest income	(607,121)	(837,394)
Investment loss from equity method investments	293,755	—
Depreciation and amortization	1,485,599	1,506,363
Loss (gain) on sale of assets	57,440	(3,113)
Rental income adjustment for Echo & Echo II	186,048	—
Foreign currency transaction gains	(24,712)	(15,101)
Change in operating assets and liabilities:
Minimum rents receivable	246,398	256,651
Accrued interest income	514,450	819,499
Other assets	4,494,300	(117,398)
Accounts payable and accrued liabilities	(86,510)	16,472
Unearned income	—	(54,762)
Due to SQN Securities, LLC	—	3,680
Security deposits payable	10,180	—
Accrued interest on note payable	(674,826)	335,484

Net cash provided by operating activities	4,866,262	1,478,177

Cash flows from investing activities:
Cash paid for purchase of equipment subject to operating leases	—	(2,929,174)
Purchase of finance leases	(576,750)	(2,582,377)
Purchase of residual value investments of equipment subject to lease	(755,294)	—
Cash paid for initial direct costs	(25,957)	(142,283)
Cash paid for collateralized loan receivable	(4,140,000)	(1,847,000)
Cash received from collateralized loan receivable	—	1,868,306
Cash paid for equipment loans receivable	—	(5,836,265)
Cash received from equipment loans receivable	1,128,812	1,242,059
Proceeds from sale of leased assets	15,431,895	151,170
Investment in Informage SQN Technologies	(42,776)	—
Investment in SQN Helo	(1,465,000)	—
Cash paid for equipment notes receivable	(897,230)	(803,638)
Repayment of equipment notes receivable	149,581	198,381

Net cash provided by (used in) investing activities	8,807,281	(10,680,821)

Cash flows from financing activities:
Cash received from loan payable	—	9,500,000
Repayments of loan payable	(11,304,675)	(1,954,819)
Cash paid to financial institutions for equipment notes payable	(2,460,262)	(3,023,382)
Cash received from non-controlling interest contribution	1,788,750	470,000
Cash received from Limited Partner capital contributions	10,065,864	8,961,984
Cash paid for Limited Partner distributions	(1,613,228)	(471,812)
Cash paid for Limited Partner contribution redemption	—	(32,221)
Distribution of income from consolidated entities	(197,474)	—
Cash paid for non-controlling interest distributions	(1,075,055)	—
Cash paid for underwriting fees	(821,047)	(883,169)
Cash paid for organizational and offering costs	(231,465)	(262,016)

Net cash (used in) provided by financing activities	(5,848,592)	12,304,565

Net increase in cash and cash equivalents	7,824,951	3,101,921
Cash and cash equivalents, beginning of period	4,035,214	146,340

Cash and cash equivalents, end of period	$11,860,165	$3,248,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Supplemental disclosure of other cash flow information:
Cash paid for interest	$351,678	$536,842

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in lease purchase agreement	$—	$11,447,351
Units issued as underwriting fee discount	$199,504	$—
Distributions payable to General Partner	$11,841	$—
Increase in other assets	$(181,778)	$—
Increase in equipment loans receivable	$(108,636)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015 and 2014

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

Nature of Operations – The principal investment strategy of the Partnership is to invest in business-essential, revenue-producing (or cost-saving) equipment or other physical assets with high in-place value and long, relative to the investment term, economic life and project financings. The Partnership executes its investment strategy by making investments in equipment already subject to lease or originating equipment leases in such equipment, which will include: (i) purchasing equipment and leasing it to third-party end users; (ii) providing equipment and other asset and project financings; (iii) acquiring equipment subject to lease and (iv) acquiring ownership rights (residual value interests) in leased equipment at lease expiration. From time to time, the Partnership may also purchase equipment and sell it directly to its leasing customers. The Partnership may use other investment structures that SQN Capital Management, LLC (the “Investment Manager”) believes will provide the Partnership with an appropriate level of security, collateralization, and flexibility to optimize its return on its investment while protecting against downside risk. In many cases, the structure will include the Partnership holding title to or a priority or controlling position in the equipment or other asset.

The General Partner of the Partnership is SQN AIF IV GP, LLC (the “General Partner”), a wholly-owned subsidiary of the Partnership’s Investment Manager. Both the Partnership’s General Partner and its Investment Manager are Delaware limited liability companies. The General Partner manages and controls the day to day activities and operations of the Partnership, pursuant to the terms of the Limited Partnership Agreement. The General Partner paid an aggregate capital contribution of $100 for a 1% interest in the Partnership’s income, losses and distributions. The Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership.

On December 6, 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which was 80% owned by the Partnership and 20% by SQN Alternative Investment Fund III L.P. (“Fund III”), an entity also sponsored by the Partnership’s Investment Manager. The Partnership originally contributed $2,200,000 to purchase the 80% share of Echo. Fund III contributed $550,000 to purchase a 20% share of Echo which was presented as non-controlling interest on the condensed consolidated financial statements. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the condensed consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, the Partnership funded an additional $480,000 into Echo (at the same time, an additional $120,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526, which resulted in the Partnership recognizing a U.S. GAAP loss of $510,539, and a yield on investment of 11.603% which was higher than the originally projected yield of 10%. The Partnership received approximately $2,822,831 in cash from Echo.

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which was 80% owned by the Partnership and 20% by Fund III. The Partnership originally contributed $800,000 to purchase the 80% share of Echo II. Fund III contributed $200,000 to purchase a 20% share of Echo II which was presented as non-controlling interest on the condensed consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the condensed consolidated financial statements. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. In June 2014, the Partnership funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all lease portfolios to a third party. The third party paid total cash proceeds of $7,825,000 and assumed related outstanding debt of $5,041,652. The net book value of lease portfolios at the time of sale was $12,902,075, which resulted in the Partnership recognizing a U.S. GAAP loss of $35,423, and a yield on investment of 14.083% which was higher than the originally projected yield of 10%. The Partnership received approximately $1,517,202 in cash from Echo II.

On June 3, 2015, SQN Alpha, LLC (“Alpha”), a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN Portfolio Acquisition Company, LLC (“SQN PAC”), acquired a promissory note with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard assets and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Participation A”), the Partnership (“Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral (“Promissory Note”); Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the Promissory Note. Participation A’s interest is senior to participation B’s interest. Alpha bears the risks and rewards of ownership of the Promissory Note and therefore the note is recorded on Alpha’s financial statements. Since the Partnership bears the primary risks and rewards of Alpha, the Partnership consolidates Alpha into the condensed consolidated financial statements. SQN PAC’s 67.5% investment in Alpha is presented as non-controlling interest on the condensed consolidated financial statements.

The Partnership’s income, losses and distributions are allocated 99% to the limited partners and 1% to the General Partner until the limited partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the limited partners and 20% to the General Partner. The Partnership is currently in the Offering and Operating Periods. The Offering Period expires the earlier of raising $200,000,000 in limited partner contributions (200,000 units at $1,000 per unit) or April 2, 2016, which is three years from the date the Partnership was declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of the Partnership’s initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period, which tentatively begins three years after the start of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the limited partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each limited partner’s capital contribution (pro-rated to the date of admission for each limited partner). During the six months ended June 30, 2015, the Partnership made distributions to its limited partners totaling approximately $1,184,088. As of June 30, 2015, the Partnership has accrued $24,846 for distributions payable to General Partner.

From May 29, 2013 through June 30, 2015, the Partnership has admitted 691 limited partners with total capital contributions of $36,708,374 resulting in the sale of 36,708.38 Units. The Partnership received cash contributions of $35,245,366 and applied $1,463,008 which would have otherwise been paid as sales commission to the purchase of 1,463.01 additional Units.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN AIF IV, L.P. and Subsidiaries at June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2014 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

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

The Partnership’s cash and cash equivalents are held principally at one financial institution and at times may exceed federally insured limits. The Partnership has placed these funds in an international financial institution in order to minimize risk relating to exceeding insured limits. The Partnership, through Summit Asset Management Limited, maintains an unrestricted bank account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2015, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Equipment Notes and Loans Receivable — Equipment notes and loans receivable are reported in the condensed consolidated financial statements at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the condensed consolidated financial statements. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

Equity Method — The Partnership records its 24.5% investment in Informage SQN Technologies, LLC and its 50% investment in SQN Helo, LLC, using the equity method of accounting. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting. The Partnership’s portion of earnings or losses in the investee are recorded as an increase or decrease in its investment and recognized in the consolidated statements of operations, and any distributions received from the investee are recorded as a reduction in its investment.

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

The General Partner is responsible for the day-to-day operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the limited partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued for at June 30, 2015 and December 31, 2014.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s limited partners’ capital contributions have been returned to the limited partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s limited partners’ capital contributions returned to them, such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the equity raised. For the three months ended June 30, 2015 and 2014, the Partnership paid $375,000, in management fee expense which is recorded in management fee — Investment Manager in the condensed consolidated statements of operations. For the six months ended June 30, 2015 and 2014, the Partnership paid $750,000, in management fee expense which is recorded in management fee — Investment Manager in the condensed consolidated statements of operations.

Securities, in its capacity as the Partnership’s selling agent, receives an underwriting fee of 3% of the gross proceeds from limited partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of the Partnership’s Units to the General Partner or its affiliates).

For the six months ended June 30, 2015, the Partnership had the following transactions and balances with Securities:

	June 30, 2015	December 31, 2014
	(unaudited)
Balance - beginning of period	$—	$10,797
Underwriting fees earned by Securities	301,976	543,990
Payments by the Partnership to Securities	(301,976)	(554,787)

Balance - end of period	$—	$—

For the six months ended June 30, 2015 and 2014, the Partnership recorded the following underwriting fee transactions:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Underwriting discount incurred by the Partnership	$199,504	$482,563
Underwriting fees earned by Securities	301,976	268,859
Fees paid to outside brokers	519,071	144,776
Total underwriting fees	$1,020,551	$896,198

4.	Investments in Finance Leases

At June 30, 2015 and December 31, 2014, net investment in finance leases consisted of the following:

	June 30, 2015	December 31, 2014
Minimum rents receivable	$1,020,792	$1,389,721
Estimated unguaranteed residual value	—	360,000
Unearned income	(207,601)	(256,943)
Total	$813,191	$1,492,778

Gamma Knife Suite- TRCL

On April 30, 2015, the Partnership acquired from a third party, twenty quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The equipment lease receivables are secured by the gamma knife suite.

Medical Equipment

On June 30, 2014, the Partnership entered into a new finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. At June 30, 2015, there were no significant changes to this lease.

Medical Equipment

On March 28, 2014, Echo II purchased three finance leases for medical equipment. One of the leases had a remaining term of 37 months and monthly payments of $4,846. The second lease also has a remaining term of 37 months and monthly payments of $32,416 for the first 13 payments and $22,606 for the last 24 payments. The third lease had a remaining term of 32 months and monthly payments of $14,456. In June 2015, Echo II sold these finance leases to a third party.

5.	Investments in Equipment Subject to Operating Leases

On October 31, 2014, the Partnership entered into an agreement for the purchase of two operating leases for aircraft rotable parts equipment with a total basis of $1,330,616. Each operating lease had a remaining term of 28 months and monthly payments of $26,493 and $1,800, respectively. On that same date, the Partnership entered into a participation agreement with the rotable parts servicer, whereby the servicer purchased a 5% interest in these operating leases.

In June 2015, Echo and Echo II sold all their remaining operating leases to a third party. See Note 1 for detailed information on these sales.

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

The composition of the equipment subject to operating leases of the Partnership as of June 30, 2015 and in the Echo and Echo II transactions as of December 31, 2014 is as follows:

June 30, 2015:

As of June 30, 2015, Echo and Echo II did not hold equipment subject to operating leases, as all portfolio assets were sold.

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft equipment	$1,330,616	$174,565	$1,156,051
	$1,330,616	$174,565	$1,156,051

December 31, 2014:

The December 31, 2014, equipment subject to operating leases reflect the portfolio assets held within Echo and Echo II.

Description	Cost Basis	Accumulated Depreciation	Net Book Value
Agricultural equipment	$807,239	$125,677	$681,562
Aircraft equipment	3,469,297	250,394	3,218,903
Computer equipment	671,809	233,776	438,033
Forklifts and fuels cells	7,188,160	1,166,572	6,021,588
Heavy equipment	3,047,443	435,563	2,611,880
Industrial	518,399	97,295	421,104
Machine tools	556,686	68,778	487,908
Medical	518,588	134,240	384,348
	$16,777,621	$2,512,295	$14,265,326

The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term. Depreciation expense for the three and six months ended June 30, 2015 was $492,542 and $1,243,418, respectively.

6.	Equipment Notes Receivable

Medical Equipment

On June 28, 2013, the Partnership entered into a $150,000 promissory note to finance the purchase of medical equipment located in Tennessee. The promissory note will be paid through 36 monthly installments of principal and interest of $5,100. The promissory note is secured by the medical equipment and other personal property located at the borrower’s principal place of business. The promissory note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the promissory note. For the three and six months ended June 30, 2015, the medical equipment note earned $2,208 and $4,879 of interest income, respectively.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in December 2018. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the three and six months ended June 30, 2015, the mineral processing equipment note earned $0 of interest income since this note is in non-accrual status. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

Manufacturing Equipment

On October 15, 2013, the Partnership entered into a $300,000 loan facility with a New Jersey based manufacturer and assembler of various consumer products. The loan is secured by manufacturing equipment owned by the borrower. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. For the three and six months ended June 30, 2015, the manufacturing equipment note earned interest income of $6,510. The borrower’s obligations under the loan facility are also personally guaranteed by its majority shareholder. On December 8, 2014, the borrower went into default and the balance of the loan was accelerated. Local counsel has been retained to exercise available legal remedies. On February 12, 2015, a civil action was filed in New Jersey against the borrower and guarantor to recover all amounts outstanding under the note receivable relating to manufacturing equipment. The Investment Manager did not record an asset impairment based on the collateral value of the equipment, the value of the plant as a going concern, and the personal guarantees behind the transaction. On April 23, 2015, Superior Court of New Jersey, Law Division, Union County entered a judgment for the full principal balance and accrued interest due, together with attorney’s fees, court costs and post-judgment interest against this borrower and the guarantor of the loan in favor of the Partnership.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the three and six months ended June 30, 2015, the equipment note earned interest income of $10,974 and $22,072, respectively.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. For the three and six months ended June 30, 2015, the medical equipment note earned interest income of $22,003 and $44,252, respectively.

Anaerobic Digestion Plant

On April 1, 2015, the Partnership entered into a loan facility with a borrower. Under the terms of the loan facility, the Partnership agreed to provide the borrower with financing in an amount up to £310,000 in connection with the construction financing of a waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. The loan facility accrues interest at a rate of 12% per annum and has a final repayment date of July 31, 2015. The loan facility is secured by the Plant. As of June 30, 2015, the Partnership advanced the full amount under this facility. For the three and six months ended June 30, 2015, the equipment note earned interest income of $11,692.

Computer Networking Equipment

On June 10, 2015, the Partnership entered into a loan facility to provide financing up to a maximum borrowing of $3,000,000. The loan facility was secured by computer networking equipment. Under this loan facility, in June 2015, the Partnership advanced $319,147 to the borrower. The loan facility requires 36 monthly payments of $10,181, accrues interest at a rate of 16.85% per annum and has a final balloon payment of $47,782 with a final repayment date of April 1, 2018. For the three and six months ended June 30, 2015, the equipment note earned interest income of $1,793.

The future maturities of the Partnership’s equipment notes receivable at June 30, 2015 are as follows:

Years ending June 30,

2016	$1,792,302
2017	912,990
2018	1,005,232
2019	1,093,824
2020	273,924
$5,078,272

7.	Equipment Loans Receivable

In June 2015, Echo and Echo II sold all their operating leases to a third party. See Note 1 for detailed information on these sales. As of June 30, 2015, the Partnership did not hold any equipment loans receivable which is a result of the Echo and Echo II sales.

On December 20, 2013, Echo entered into an agreement for the purchase of two portfolios of leases for a combined total purchase price of $17,800,000. One of the portfolios consisted of approximately $6,600,000 of equipment loans receivable. The loans accrued interest at a rate of 10%. For the three and six months ended June 30, 2015, the Partnership earned $73,490 and $192,642 of interest income, respectively.

On March 28, 2014, Echo II entered into an agreement with the same party as the Echo transaction for the purchase of two portfolios of leases for a combined total purchase price of $21,863,000. One of the portfolios consists of approximately $12,400,000 of equipment loans receivable. The loans accrue interest at a rate of 10%. The notes mature on various dates through October 2017. For the three and six months ended June 30, 2015, the Partnership earned $105,901 and $270,455 of interest income, respectively.

8.	Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to acquire cash handling machines known as Smart Safes having an Original Equipment Cost (“OEC”) of $20,000,000. This leasing company has entered into a Master Lease Agreement with another third party to lease the Smart Safes under one or more lease schedules each having a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17,000,000 (85% of $20,000,000) and the Partnerhsip has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3,000,000 (15% of $20,000,000). As of June 30, 2015, the Partnership had advanced a total of $2,947,656. The Partnership has agreed with the leasing company to commit another $3,000,000 for a second $20,000,000 facility.

9.	Collateralized Loan Receivable

On February 4, 2015, the Partnership entered into a loan facility with a borrower to provide financing up to a maximum borrowing of $5,000,000. The borrower entered into an Export Prepayment Facility Agreement dated as of January 21, 2015 and in connection with the Export Prepayment Facility Agreement, the borrower entered into the loan facility with the Partnership and a third party to provide financing up to a maximum borrowing of $50,000,000, whereby the third party funded a total of $13,500,000 and is the senior lender and the Partnership funded a total of $1,500,000 and is the subordinate lender. The loan facility is secured by the borrower’s rights under the Export Prepayment Facility Agreement. In connection with the loan facility, the Partnership entered into a $1,500,000 promissory note with the borrower. For the three and six months ended June 30, 2015, the promissory note earned $26,544 and $42,176 of interest income, respectively.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Participation A”), the Partnership (“Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Participation A’s principal contribution is $1,788,750 and accruing interest at 9% per annum and Participation B’s principal contribution is $861,250 accruing interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Participation A’s interest is senior to Participation B’s interest.

10.	Investment in Informage SQN Technologies, LLC

On August 1, 2014, the Partnership, SQN PAC, an entity managed by the Partnership’s Investment Manager, and a third party formed a special purpose entity, Informage SQN Technologies, LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of June 30, 2015, the Partnership has advanced a total of $1,297,122. For the three months and six months ended June 30, 2015, the Partnership recorded investment loss of $6,141 and $15,068 respectively, for its proportionate share of Informage SQN’s net loss under the equity method pursuant to U.S. GAAP.

11.	Investment in SQN Helo LLC

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each own 50% of SQN Helo. The Partnership accounts for its investment in SQN Helo using the equity method. As of June 30, 2015, the Partnership has advanced a total of $1,465,000. For the three months and six months ended June 30, 2015, the Partnership recorded investment loss of $114,972 and $278,687 respectively, for its proportionate share of SQN Helo’s net loss under the equity method pursuant to U.S. GAAP.

13.	Other Assets

Other assets primarily include a receivable of approximately $95,000 related to income from the participation returns on the Partnership’s investments in Informage SQN and SQN Helo.

14.	Equipment Notes Payable

In June 2015, Echo and Echo II sold all their operating leases to a third party. See Note 1 for detailed information on these sales. As a result, As of June 30, 2015, the Partnership did not hold any equipment notes payable which is a result of the Echo and Echo II sales.

In connection with the Echo and Echo II transactions, Echo and Echo II assumed approximately $8,500,000 and $11,447,000, respectively, in non-recourse debt in connection with the acquisition of portfolios of assets subject to lease. The debt was held by multiple lenders with interest rates which ranged from 2.75% to 9.25%. The notes were secured by the underlying assets of each lease.

15.	Loans Payable

In June 2015, Echo and Echo II sold all their operating leases to a third party. See Note 1 for detailed information on these sales. As of June 30, 2015, the Partnership did not hold any loans payable since Echo and Echo II paid off these loans in full which is a result of the Echo and Echo II sales.

In connection with the Echo transaction, the Partnership borrowed $6,800,000 in the form of a senior participation with interest accruing at 10% per annum through February 28, 2014, then at 8.9% per annum when the Partnership made a one-time $600,000 payment which was applied to principal. The senior participant, as collateral, had a first priority security interest in all of the leased assets acquired by Echo as well as a senior participation interest in the proceeds from the leased assets, while the Partnership had a junior participation interest until the loan is repaid in full. Beginning January 1, 2014, and monthly thereafter, all of the cash received from these leased assets was applied first against accrued and unpaid interest of the senior participant, second, against any cumulative interest shortfall of the senior participant, third, against accrued and unpaid interest of the junior participants, and fourth, against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated repayment term for the principal. In June 2015, Echo paid back approximately $2,564,675 in cash as payment in full of this loan payable.

In connection with the Echo II transaction, the Partnership borrowed $9,500,000 in the form of a senior participation with interest accruing at 10% per annum through July 1, 2014, then at 9% per annum when the Partnership made a one-time $817,525 payment which was applied to principal. The senior participant, as collateral, had a first priority security interest in all of the leased assets acquired by Echo II as well as a senior participation interest in the proceeds from the leased assets, while the Partnership had a junior participation interest until the loan is repaid in full. Beginning May 1, 2014, and monthly thereafter, all of the cash received from these leased assets was applied first against accrued and unpaid interest of the senior participant, second, against any cumulative interest shortfall of the senior participant, third, against accrued and unpaid interest of the junior participants, and fourth, against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated repayment term for the principal. On September 29, 2014, all rights, title and interest in this senior participation was assigned from the unrelated third party to SQN AFIF. In June 2015, Echo II paid back approximately $5,989,864 in cash as payment in full of this loan payable.

16.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$5,078,272	$5,078,272	$4,318,732	$4,396,712
Equipment loans receivable	$—	$—	$11,399,479	$11,399,479
Collateralized loan receivable	$4,140,000	$4,140,000	$—	$—

Liabilities:
Equipment notes payable	$—	$—	$10,380,386	$10,380,386
Loans payable	$—	$—	$11,304,675	$10,984,066

As of June 30, 2015, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

17.	Business Concentrations

For the six months ended June 30, 2015, the Partnership had three lessees which accounted for approximately 22%, 16% and 10% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2014, the Partnership had two lessees which accounted for approximately 29% and 13% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2015, the Partnership had one lessee which accounted for approximately 11% of the Partnership’s interest income. For the six months ended June 30, 2014, the Partnership had three lessees which accounted for approximately 26%, 21% and 17% of the Partnership’s interest income.

At June 30, 2015, the Partnership had two lessees which accounted for approximately 74% and 26% of the Partnership’s investment in finance leases. At June 30, 2014, the Partnership had three lessees which accounted for approximately 39%, 28%, and 17% of the Partnership’s investment in finance leases. At June 30, 2015, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At June 30, 2014, the Partnership had one lessee which accounted for 100% of the Partnership’s investment in operating leases. At June 30, 2015, the Partnership had three lessees which accounted for approximately 59%, 13% and 10% of the Partnership’s investment in equipment notes receivable. At June 30, 2015, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases. At June 30, 2014, the Partnership had two lessees which accounted for approximately 78% and 13% of the Partnership’s investment in equipment notes receivable.

18.	Geographic Information

Geographic information for revenue for the three months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30, 2015
Revenue:	United States	Europe	Mexico	Total
Rental income	$606,405	$—	$—	$606,405
Finance income	$48,037	$—	$—	$48,037
Interest income	$312,557	$11,824	$—	$324,381
Investment loss from equity method investments	$(121,113)	$—	$—	$(121,113)
Gain (loss) on sale of assets	$(344,212)	$—	$—	$(344,212)

	Three Months Ended June 30, 2014
Revenue:	United States	Europe	Mexico	Total
Rental income	$1,240,844	$—	$—	$1,240,844
Finance income	$40,832	$37,355	$—	$78,187
Interest income	$562,632	$—	$14,111	$576,743
Gain on sale of assets	$3,113	$—	$—	$3,113

Geographic information for revenue for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30, 2015
Revenue:	United States	Europe	Mexico	Total
Rental income	$1,563,903	$—	$—	$1,563,903
Finance income	$81,205	$16,172	$—	$97,377
Interest income	$758,108	$11,824	$—	$769,932
Investment loss from equity method investments	$(293,755)	$—	$—	$(293,755)
Gain (loss) on sale of assets	$(57,440)	$—	$—	$(57,440)

	Six Months Ended June 30, 2014
Revenue:	United States	Europe	Mexico	Total
Rental income	$2,132,586	$—	$—	$2,132,586
Finance income	$40,832	$37,355	$—	$78,187
Interest income	$763,737	$—	$136,391	$900,128
Gain on sale of assets	$3,113	$—	$—	$3,113

Geographic information for long-lived assets at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$212,095	$601,096	$—	$813,191
Investments in equipment subject to operating leases, net	$1,156,051	$—	$—	$1,156,051
Equipment notes receivable, including accrued interest	$2,085,912	$—	$3,043,347	$5,129,259
Collateralized loan receivable, including accrued interest	$4,203,739	$—	$—	$4,203,739

	December 31, 2014
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$1,268,085	$224,693	$—	$1,492,778
Investments in equipment subject to operating leases, net	$14,265,326	$—	$—	$14,265,326
Equipment notes receivable, including accrued interest	$1,357,873	$—	$2,983,347	$4,341,220
Equipment loans receivable, including accrued interest	$11,429,927	$—	$—	$11,429,927

19.	Subsequent Events

Subsequent to June 30, 2015, the Partnership entered into a collateralized purchase agreement with a third party. Under the terms of the agreement, the Partnership acquired an 88.20% (90% of 98%) economic interest in two container vessels, for an aggregate investment of $6,818,000.

From July 1, 2015 through August 13, 2015, the Partnership admitted an additional 65 limited partners with total cash contributions of $2,803,750, total capital contributions of $2,890,290 and 2,890.29 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $84,113 and $115,780, respectively.

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

During the six months ended June 30, 2015, we made distributions to our limited partners totaling $1,184,088.

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

Recent Significant Transactions

Alpha Promissory Note

On June 3, 2015, SQN Alpha, LLC (“Alpha”), a special purpose entity which is 32.5% owned by us and 67.5% owned by SQN Portfolio Acquisition Company, LLC (“SQN PAC”), acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Participation A”), the Partnership (“Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Participation A’s principal contribution is $1,788,750 and accruing interest at 9% per annum and Participation B’s principal contribution is $861,250 accruing interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Participation A’s interest is senior to Participation B’s interest.

Computer Networking Equipment

On June 10, 2015, we entered into a loan facility to provide financing up to a maximum borrowing of $3,000,000. The loan facility was secured by computer networking equipment. Under this loan facility, in June 2015, the Partnership advanced $319,147 to the borrower. The loan facility requires 36 monthly payments of $10,181, accrues interest at a rate of 16.85% per annum and has a final balloon payment of $47,782 with a final repayment date of April 1, 2018.

Gamma Knife Suite

On April 30, 2015, we acquired from a third party, twenty quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The equipment lease receivables are secured by the gamma knife suite.

Collateralized Loan Facility

On February 4, 2015, we entered into a loan facility with a borrower to provide financing up to a maximum borrowing of $5,000,000. The borrower entered into an Export Prepayment Facility Agreement dated as of January 21, 2015 and in connection with the Export Prepayment Facility Agreement, the borrower entered into the loan facility with the Partnership and a third party to provide financing up to a maximum borrowing of $50,000,000, whereby the third party funded a total of $13,500,000 and is the senior lender and the Partnership funded a total of $1,500,000 and is the subordinate lender. The loan facility is secured by the borrower’s rights under the Export Prepayment Facility Agreement. In connection with the loan facility, the Partnership entered into a $1,500,000 promissory note with the borrower.

Investment in SQN Helo, LLC

On January 7, 2015, we acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”) and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 in cash and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party.

Aircraft Rotable Parts

On October 31, 2014, we entered into an agreement for the purchase of two operating leases for aircraft rotable parts equipment located in the United States of America with a total basis of $1,330,616. Each operating lease had a remaining term of 28 months and monthly payments of $26,493 and $1,800, respectively. On that same date, we entered into a participation agreement with the rotable parts servicer, whereby the servicer purchased a 5% interest in these operating leases.

Investment in Informage SQN Technologies, LLC

On August 1, 2014, the Partnership, SQN PAC and a third party formed Informage SQN Technologies, LLC (“Informage SQN”). Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership may make additional contributions up to $3,850,000.

Echo II Leases

On March 26, 2014, we formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which was 80% owned by us and 20% by SQN Alternative Investment Fund III L.P. (“Fund III”), an entity also sponsored by our Investment Manager. We contributed $800,000 and Fund III contributed $200,000 to purchase a 20% share of Echo II which was presented as non-controlling interest on the accompanying condensed consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the accompanying condensed consolidated financial statements. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. In June 2014, we funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all lease portfolios to a third party. The third party paid total cash proceeds of $7,825,000 and assumed related outstanding debt of $5,041,652. The net book value of lease portfolios at the time of sale was $12,902,075 which resulted in the Partnership recognizing a U.S. GAAP loss of $35,423, and a yield on investment of 14.083% which was higher than the originally projected yield of 10%. The Partnership received approximately $1,517,202 in cash from Echo II.

Echo Leases

On December 6, 2013, we formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which was 80% owned by us and 20% by Fund III. We originally contributed $2,200,000 to purchase the 80% share of Echo. Fund III contributed $550,000 to purchase a 20% share of Echo which was presented as non-controlling interest on the accompanying condensed consolidated financial statements. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the accompanying condensed consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, we funded an additional $480,000 into Echo (at the same time, an additional $120,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526 which resulted in the Partnership recognizing a U.S. GAAP loss of $510,539, and a yield on investment of 11.603% which was higher than the originally projected yield of 10%. The Partnership received approximately $2,822,831 in cash from Echo.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in December 2018. In connection with above restructured note, on December 22, 2014, we entered into a $200,000 promissory note with the same counterparty. The promissory note requires 5 annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023.

Manufacturing Equipment Financing

On October 15, 2013, we entered into a $300,000 loan facility with a New Jersey based manufacturer and assembler of various consumer products. The loan is secured by manufacturing equipment owned by the borrower. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. The borrower’s obligations under the loan facility are also personally guaranteed by its majority shareholder. On December 8, 2014, the borrower went into default and the balance of the loan was accelerated. Local counsel has been retained to exercise all available legal remedies. On February 12, 2015, a civil action was filed in New Jersey against the borrower and guarantor to recover all amounts outstanding under the note receivable relating to manufacturing equipment. Our Investment Manager does not believe an asset impairment is warranted based on the collateral value of the equipment, the value of the plant as a going concern, and the personal guarantee behind the transaction. On April 23, 2015, Superior Court of New Jersey, Law Division, Union County entered a judgment for the full principal balance and accrued interest due, together with attorney’s fees, court costs and post-judgment interest against the borrower and the guarantor of the loan in favor of the Partnership. We are actively pursuing efforts to collect on the judgment.

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

Smart Safes

On September 15, 2014, we entered into a Residual Interest Purchase Agreement with a leasing company to acquire cash handling machines known as Smart Safes having an Original Equipment Cost (“OEC”) of $20,000,000. This leasing company has entered into a Master Lease Agreement with another third party to lease the Smart Safes under one or more lease schedules each having a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17,000,000 (85% of $20,000,000) and we agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3,000,000 (15% of $20,000,000). As of June 30, 2015, we had advanced a total of $2,947,656. We have agreed with the leasing company to commit another $3,000,000 for a second $20,000,000 facility.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Equipment Notes and Loans Receivable

Equipment notes and loans receivable are reported in our balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originated notes, if any, are reported as other assets in our balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe that the recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Results of Operations

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period we expect to generate the majority of our cash in-flow from financing activities though the sale of our Units to investors. Through June 30, 2015, we admitted 691 limited partners with total capital contributions of $36,708,374 resulting in the sale of 36,708.38 Units. We received cash contributions of $35,245,366 and applied $1,463,008 which would have otherwise been paid as sales commission to the purchase of additional Units. For the six months ended June 30, 2015, we paid or accrued an underwriting fee to Securities totaling $1,020,551.

We have also entered our Operating Period, which is defined as the period in which we invest the net proceeds from the Offering Period and reinvest cash from operations into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash outflows from investing activities as we acquire leased equipment. We also expect our operating activities to generate cash in-flows during this time as we collect rental payments from the leased assets we acquire.

Results of Operations for the three months ended June 30, 2015

Our revenue for the three months ended June 30, 2015 (“2015 Quarter”) as compared to three months ended June 30, 2014 (“2014 Quarter”) is summarized as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Revenue:
Rental income	$606,405	$1,240,844
Finance income	48,037	78,187
Interest income	324,381	576,743
Investment loss from equity method investments	(121,113)	—
(Loss) gain on sale of assets	(344,212)	3,113
Other income	158,078	—
Total Revenue	$671,576	$1,898,887

For the three months ended June 30, 2015 we earned $606,405 in rental income. The majority of which is a result of the portfolios of leases obtained by us through the Echo and Echo II transactions. We also recognized $324,381 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $48,037 in finance income from our finance leases. We also recognized a loss of 121,113 from our equity method investments. We also recognized a loss on sale of assets of $344,212 from the sale of operating leases and finance leases. For the three months ended June 30, 2014 we earned $1,240,844 in rental income. The majority of this revenue is a result of the portfolios of leases obtained by us through the Echo transactions. We also recognized $576,743 in interest income, the majority of which was generated by the equipment notes and loans receivable. The decrease in our total revenue in 2015 Quarter as compared to the 2014 Quarter is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment loan receivables to a third party during the 2015 Quarter.

Our expenses for the three months ended June 30, 2015 (“2015 Quarter”) as compared to three months ended June 30, 2014 (“2014 Quarter”) are summarized as follows:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Expenses:
Management fees - Investment Manager	$375,000	$375,000
Depreciation and amortization	700,369	932,602
Professional fees	76,589	131,734
Acquisition costs	—	1,443
Administration expense	22,897	9,524
Interest expense	308,734	679,027
Other expenses	47,047	17,433

Total Expenses	$1,530,636	$2,146,763

Foreign currency transaction gains	(52,029)	(15,101)

For the three months ended June 30, 2015 and 2014 we incurred $1,530,636 and $2,146,763 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in the 2015 Quarter as compared to the 2014 Quarter. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our limited partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s limited partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $700,369 in depreciation and amortization expense for the 2015 Quarter as compared to $932,602 in the 2014 Quarter. We also incurred $76,589 in professional fees in the 2015 Quarter as compared to $131,734 in the 2014 Quarter. In conjunction with the Combined Echo transactions, we assumed approximately $20,000,000 in non-recourse notes payable with various financial institutions for the equipment held for lease which resulted in $308,734 in interest expense for the 2015 Quarter as compared to $679,027 in the 2014 Quarter. The decrease in our total expenses in 2015 Quarter as compared to the 2014 Quarter is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment notes and loans payables to a third party during the 2015 Quarter.

Net Income

As a result of the factors discussed above, we reported a net loss for the three months ended June 30, 2015 of $807,031, prior to the allocation for non-controlling interest, as compared to a net loss of $232,775 for the 2014 Quarter. The non-controlling interest represents the 20% investment by Fund III in the Echo and Echo II transactions and the 67.5% investment by SQN PAC in the Alpha transaction. For the three months ended June 30, 2015, the non-controlling interest recognized a net loss of $117,443 due to its interest in Echo and a net loss of $20,806 due to its interest in Echo II and net income of $45 due to its interest in Alpha.

Results of Operations for the six months ended June 30, 2015

Our revenue for the six months ended June 30, 2015 (“2015 Period”) as compared to six months ended June 30, 2014 (“2014 Period”) is summarized as follows:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenue:
Rental income	$1,563,903	$2,132,586
Finance income	97,377	78,187
Interest income	769,932	900,128
Investment loss from equity method investments	(293,755)	—
(Loss) gain on sale of assets	(57,440)	3,113
Other income	256,673	—
Total Revenue	$2,336,690	$3,114,014

For the six months ended June 30, 2015 we earned $1,563,903 in rental income. The majority of which is a result of the portfolios of leases obtained by us through the Echo and Echo II transactions. We also recognized $769,932 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $97,377 in finance income from our finance leases. We also recognized a loss of $293,755 from our equity method investments. We also recognized a loss on sale of assets of $57,440 from the sale of operating leases and finance leases. For the six months ended June 30, 2014 we earned $2,132,586 in rental income. The majority of this revenue is a result of the portfolios of leases obtained by us through the Echo transactions. We also recognized $900,128 in interest income, the majority of which was generated by the equipment notes and loans receivable. The decrease in our total revenue in 2015 Period as compared to the 2014 Period is a result of the sale by Echo and Echo II of all of their portfolios of leases and equipment loan receivables to a third party during the 2015 Period.

Our expenses for the six months ended June 30, 2015 (“2015 Period”) as compared to six months ended June 30, 2014 (“2014 Period”) are summarized as follows:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Expenses:
Management fees - Investment Manager	$750,000	$750,000
Depreciation and amortization	1,485,599	1,506,363
Professional fees	133,176	189,734
Acquisition costs	—	28,532
Administration expense	30,843	14,790
Interest expense	834,570	974,656
Other expenses	53,439	19,057

Total Expenses	$3,287,627	$3,483,132

Foreign currency transaction gains	(19,575)	(15,101)

For the six months ended June 30, 2015 and 2014 we incurred $3,287,627 and $3,483,132 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in the 2015 Quarter as compared to the 2014 Quarter. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our limited partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s limited partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $1,485,599 in depreciation and amortization expense for the 2015 Period as compared to $1,506,363 in the 2014 Period. We also incurred $133,176 in professional fees in the 2015 Period as compared to $189,734 in the 2014 Period. In conjunction with the Echo and Echo II transactions, we assumed approximately $20,000,000 in non-recourse notes payable with various financial institutions for the equipment held for lease which resulted in $834,570 in interest expense for the 2015 Period as compared to $974,656 in the 2014 Period. The decrease in our total expenses in 2015 Period as compared to the 2014 Period is a result of the sale by Echo and Echo II of all of their portfolios of leases and equipment notes and loans payables to a third party during the 2015 Period.

Net Income

As a result of the factors discussed above, we reported a net loss for the six months ended June 30, 2015 of $931,362, prior to the allocation for non-controlling interest, as compared to a net loss of $354,017 for the 2014 Period. The non-controlling interest represents the 20% investment by Fund III in the Echo and Echo II transactions and the 67.5% investment by SQN PAC in the Alpha transaction. For the six months ended June 30, 2015, the non-controlling interest recognized a net loss of $86,276 due to its interest in Echo and a net loss of $0 due to its interest in Echo II and net income of $45 due to its interest in Alpha.

Liquidity and Capital Resources

Sources and Uses of Cash

Six Months Ended June 30, 2015
Cash provided by (used in):
Operating activities	$4,866,262
Investing activities	$8,807,281
Financing activities	$(5,848,592)

Sources of Liquidity

We are currently in both our Offering Period and our Operating Period. The Offering Period is the time frame in which we raise capital contributions from investors through the sale of our Units. As such, we expect that during our Offering Period a portion of our cash in-flows will be from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a portion of our cash outflows will be for investing activities. We believe that the cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our limited partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2015 was $4,866,262 and was primarily driven by the following factors; (i) a decrease in other assets of approximately $4,494,000 due to a reclass to operating leases, (ii) an increase in accrued interest receivable, (iii) depreciation and amortization expense of approximately $1,486,000, (iv) investment loss from equity method investments of approximately $294,000 and (v) an increase in minimum rents receivable for finance leases acquired during the period. Offsetting these fluctuations was a net loss of approximately $925,000, a decrease in accrued interest on loans payable from an unrelated insurance company as loans payable were paid in full due to the Echo and Echo II sales, a net gain on sale of assets of approximately $113,000 as well as increases in finance accrued interest. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2015 was $8,807,281. We received payments from borrowers related to our equipment loans receivable of approximately $1,129,000. We received proceeds from the sale of assets of approximately $15,432,000 primarily due to the Echo and Echo II sales. We paid approximately $1,465,000 for an investment in SQN Helo and additional payments of approximately $43,000 for our investment in Informage SQN Technologies. We also paid approximately $755,000 for the purchase of a residual value interest in equipment subject to operating leases. We made advances on a collateralized loan receivable of approximately $4,140,000. We also paid approximately $577,000 for the purchase of finance leases. We also paid approximately $897,000 for the acquisition of equipment notes receivable. The borrowers repaid approximately $150,000 during the period.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2015 was $5,848,592 and was primarily due to payments of approximately $11,305,000 for payment in full of loans payable due to the Echo and Echo II sales, $2,460,000 for equipment loans with various financial institutions in relation to the Echo and Echo II portfolios, underwriting fees, organizational and offering costs of approximately $1,050,000, payments for distributions to our limited partners totaling approximately $1,613,000 and payments for distributions to the non-controlling interest totaling approximately $1,075,000. Offsetting this decrease were cash proceeds received of approximately $10,065,000 for the sale of our Units to investors, cash proceeds received of approximately $1,789,000 from non-controlling interest contribution.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our limited partners at 1.625% per quarter, the equivalent rate of 6.5% per annum, of each limited partners’ capital contribution (pro-rated to the date of admission for each limited partner). The amount and rate of cash distributions could vary and are not guaranteed. During the six months ended June 30, 2015, we made two quarterly distributions to our limited partners; one at a rate of 1.775% per quarter and another at a rate of 2% per quarter, the equivalent per annum rates of 7.1% and 8.0%, respectively, totaling $1,184,088. We did not make a cash distribution to the General Partner during the six months ended June 30, 2015; however, we accrued $11,841 for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $24,846 at June 30, 2015.

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

Subsequent Events

On July 23, 2015, we entered into a collateralized purchase agreement with a third party. Under the terms of the agreement, we acquired an 88.20% (90% of 98%) economic interest in two container vessels, for an aggregate investment of $6,818,000.

Limited Partner Contributions

From July 1, 2015 through August 13, 2015, the Partnership admitted an additional 65 limited partners with total cash contributions of $2,803,750, total capital contributions of $2,890,290 and 2,890.29 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $84,113 and $115,780, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. Our Offering Period commenced on April 2, 2013 and is anticipated to end no later than April 2, 2016. We had our initial closing for the admission of limited partners in the partnership on May 29, 2013. From May 29, 2013 through June 30, 2015, we admitted 691 limited partners with total capital contributions of $36,708,374 resulting in the sale of 36,708.38 Units. We received cash contributions of $35,245,366 and applied $1,463,008 which would have otherwise been paid as sales commission to the purchase of additional Units. For the six months ended June 30, 2015, we paid or accrued an underwriting fee to Securities totaling $1,020,551.

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

August 14, 2015

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

