Form 10-Q
period 2015-09-30
SQN AIF IV, L.P.
filed 2015-11-13
CIK 1560046

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Yes  ☐   No  ☒

At November 12, 2015, there were 48,923.10 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Cash and cash equivalents	$4,436,047	$4,035,214
Investments in finance leases, net	1,185,073	1,492,778
Investments in equipment subject to operating leases, net	1,090,589	14,265,326
Equipment notes receivable, including accrued interest of $66,365 and $22,488	5,308,857	4,341,220
Equipment loans receivable, including accrued interest of $0 and $30,448	—	11,429,927
Residual value investment in equipment on lease	2,938,065	2,192,362
Initial direct costs, net of accumulated amortization of $36,119 and $199,396	125,588	313,688
Collaterized loans receivable, including accrued interest of $59,380 and $0	10,874,372	—
Investment in Informage SQN Technologies LLC	701,786	1,231,792
Investment in SQN Helo LLC	1,075,403	—
Investment in H&P	6,743,645	—
Other assets	77,240	4,237,124
Total Assets	$34,556,665	$43,539,431

Liabilities and Partners' Equity
Liabilities:
Equipment notes payable, non-recourse	$—	$10,380,386
Loans payable	—	11,304,675
Accounts payable and accrued liabilities	142,922	178,713
Distributions payable to Limited Partners	—	429,140
Distributions payable to General Partner	33,716	13,005
Security deposits payable	32,684	12,324
Total Liabilities	209,322	22,318,243

Commitments and Contingencies	—	—

Partners' Equity (Deficit):
Limited Partners	32,616,940	20,083,196
General Partner	(58,347)	(23,339)
Total Partners' Equity attributable to the Partnership	32,558,593	20,059,857

Non-controlling interest in consolidated entities	1,788,750	1,161,331

Total Equity	34,347,343	21,221,188
Total Liabilities and Partners' Equity	$34,556,665	$43,539,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Revenue:
Rental income	$81,116	$1,294,742	$1,645,019	$3,427,328
Finance income	41,089	61,870	138,466	140,057
Interest income	245,922	736,770	1,015,854	1,636,898
Investment loss from equity method investments	(192,799)	—	(486,554)	—
Gain (loss) on sale of assets	—	466,482	(57,440)	469,595
Other income	56,550	—	313,223	—
Total Revenue	231,878	2,559,864	2,568,568	5,673,878

Expenses:
Management fees - Investment Manager	375,000	375,000	1,125,000	1,125,000
Depreciation and amortization	75,628	891,621	1,561,227	2,397,984
Professional fees	33,810	51,508	166,986	241,242
Acquisition costs	—	—	—	28,532
Administration expense	20,499	21,619	51,342	36,409
Interest expense	73,248	674,407	907,818	1,649,063
Other expenses	1,621	8,493	55,060	27,550
Total Expenses	579,806	2,022,648	3,867,433	5,505,780
Foreign currency transaction (gains) losses	38,418	40,324	18,843	25,223
Net (loss) income	(386,346)	496,892	(1,317,708)	142,875

Net income (loss) attributable to non-controlling interest in consolidated entities	735	120,757	(85,496)	171,627
Net (loss) income attributable to the Partnership	$(387,081)	$376,135	$(1,232,212)	$(28,752)

Net (loss) income attributable to the Partnership
Limited Partners	$(383,210)	$372,374	$(1,219,890)	$(28,464)
General Partner	(3,871)	3,761	(12,322)	(288)
Net (loss) income attributable to the Partnership	$(387,081)	$376,135	$(1,232,212)	$(28,752)

Weighted average number of limited partnership interests outstanding	40,521.23	19,314.82	34,520.95	13,713.41

Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(9.46)	$19.28	$(35.34)	$(2.08)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statement of Changes in Partners' Equity (Unaudited)
Nine Months Ended September 30, 2015

	Limited
	Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest

Balance, January 1, 2015	26,444.01	$21,221,188	$(23,339)	$20,083,196	$1,161,331

Limited Partners' capital contributions	18,148.07	18,148,068	—	18,148,068	—
Non-controlling interest contribution to consolidated entities	—	1,788,750	—	—	1,788,750
Offering expenses	—	(325,653)	—	(325,653)	—
Underwriting fees	—	(1,802,204)	—	(1,802,204)	—
Net loss	—	(1,317,708)	(12,322)	(1,219,890)	(85,496)
Distributions to partners	—	(2,091,789)	(20,711)	(2,071,078)	—
Redemption of non-controlling interest to consolidated entities	—	(1,075,835)	—	—	(1,075,835)
Distribution of income from consolidated entities	—	(197,474)	(1,975)	(195,499)	—

Balance, September 30, 2015	44,592.08	$34,347,343	$(58,347)	$32,616,940	$1,788,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(1,317,708)	$142,875
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Finance income	(138,466)	(140,057)
Accrued interest income	(815,177)	(1,344,045)
Investment loss from equity method investments	486,554	—
Depreciation and amortization	1,561,227	2,397,984
Loss (gain) on sale of assets	57,440	(469,595)
Rental income adjustment for Echo and Echo II	186,048	—
Foreign currency transaction gains	12,588	(4,317)
Change in operating assets and liabilities:
Minimum rents receivable	342,916	419,594
Accrued interest income	710,793	1,156,511
Other assets	4,526,745	(72,305)
Accounts payable and accrued liabilities	(35,791)	47,252
Unearned income	—	(82,024)
Due to SQN Securities, LLC	—	(10,797)
Security deposits payable	20,360	—
Accrued interest on note payable	(674,826)	554,194
Net cash provided by operating activities	4,922,703	2,595,270

Cash flows from investing activities:
Cash paid for purchase of equipment subject to operating leases	—	(2,929,174)
Purchase of finance leases	(1,023,427)	(2,582,377)
Purchase of residual value investments of equipment subject to lease	(745,703)	(402,976)
Cash paid for initial direct costs	(64,247)	(142,283)
Cash paid for collateralized loans receivable	(10,964,992)	(2,686,056)
Cash received from collateralized loans receivable	150,000	2,145,086
Cash paid for equipment loans receivable	—	(5,836,265)
Cash received from equipment loans receivable	1,128,812	1,985,352
Proceeds from sale of leased assets	15,431,895	2,494,487
Investment in Informage SQN Technologies	(103,532)	(192,500)
Proceeds from Informage SQN Technologies	610,936	—
Investment in SQN Helo	(1,465,000)	—
Investment in H&P	(6,818,000)	—
Cash paid for equipment notes receivable	(1,216,377)	(803,638)
Repayment of equipment notes receivable	287,268	238,854
Net cash used in investing activities	(4,792,367)	(8,711,490)

Cash flows from financing activities:
Cash received from loan payable	—	9,500,000
Repayments of loan payable	(11,304,675)	(3,714,172)
Cash paid to financial institutions for equipment notes payable	(2,460,262)	(4,970,568)
Cash received from non-controlling interest contribution	1,788,750	470,000
Cash received from Limited Partner capital contributions	17,948,564	14,271,451
Cash paid for Limited Partner distributions	(2,500,218)	(817,706)
Cash paid for Initial Limited Partners contribution redemption	—	(97,183)
Distribution of income from consolidated entities	(197,474)	—
Cash paid for non-controlling interest distributions	(1,075,835)	—
Cash paid for underwriting fees	(1,602,700)	(1,408,690)
Cash paid for organizational and offering costs	(325,653)	(419,731)
Net cash provided by financing activities	270,497	12,813,401

Net increase in cash and cash equivalents	400,833	6,697,181
Cash and cash equivalents, beginning of period	4,035,214	146,340
Cash and cash equivalents, end of period	$4,436,047	$6,843,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of other cash flow information:
Cash paid for interest	$351,678	$856,168

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in lease purchase agreement	$—	$11,447,351
Units issued as underwriting fee discount	$199,504	$—
Distributions payable to General Partner	$20,711	$—
Debt forgiven on sale of assets	$—	$(1,219,553)
Reclassification of equipment subject to operating leases to other assets	$(181,778)	$(195,168)
Increase in equipment loans receivable	$(108,636)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2015 and 2014

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

On December 6, 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which was 80% owned by the Partnership and 20% by SQN Alternative Investment Fund III L.P. (“Fund III”), an entity also sponsored by the Partnership’s Investment Manager. The Partnership originally contributed $2,200,000 to purchase the 80% share of Echo. Fund III contributed $550,000 to purchase a 20% share of Echo which was presented as non-controlling interest on the condensed consolidated financial statements. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the condensed consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, the Partnership funded an additional $480,000 into Echo (at the same time, an additional $120,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526, which resulted in the Partnership recognizing a U.S. GAAP loss of $510,539, and a yield on investment of 11.603% which exceeded the originally projected yield of 10%. The Partnership received approximately $2,822,831 in cash from Echo.

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which was 80% owned by the Partnership and 20% by Fund III. The Partnership originally contributed $800,000 to purchase the 80% share of Echo II. Fund III contributed $200,000 to purchase a 20% share of Echo II which was presented as non-controlling interest on the condensed consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the condensed consolidated financial statements. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. In June 2014, the Partnership funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all lease portfolios to a third party. The third party paid total cash proceeds of $7,825,000 and assumed related outstanding debt of $5,041,652. The net book value of lease portfolios at the time of sale was $12,902,075, which resulted in the Partnership recognizing a U.S. GAAP loss of $35,423, and a yield on investment of 14.083% which exceeded the originally projected yield of 10%. The Partnership received approximately $1,517,202 in cash from Echo II.

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

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership is currently in the Offering and Operating Periods. The Offering Period expires the earlier of raising $200,000,000 in Limited Partner contributions (200,000 units at $1,000 per unit) or April 2, 2016, which is three years from the date the Partnership was declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of the Partnership’s initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period, which begins three years after the start of the Operating Period, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), is a Delaware limited liability company and a majority-owned subsidiary of the Investment Manager. Securities, in its capacity as the Partnership’s selling agent, receives an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of its Units to the General Partner or its affiliates). While Securities is currently acting as the Partnership’s exclusive selling agent, the Partnership may engage additional selling agents in the future. In addition, the Partnership will pay a 7% sales commission to broker-dealers unaffiliated with the General Partner who will be selling the Partnership’s Units on a best efforts basis. When the 7% sales commission is not required to be paid, the Partnership applies the proceeds that would otherwise be payable as sales commission towards the purchase of additional fractional Units at $1,000 per Unit.

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partner’s capital contribution (pro-rated to the date of admission for each Limited Partner). During the nine months ended September 30, 2015, the Partnership made distributions to its Limited Partners totaling approximately $2,071,078. As of September 30, 2015, the Partnership has accrued $33,716 for distributions payable to General Partner.

From May 29, 2013 through September 30, 2015, the Partnership has admitted 872 Limited Partners with total capital contributions of $44,591,073 resulting in the sale of 44,591.08 Units. The Partnership received cash contributions of $42,907,509 and applied $1,683,564 which would have otherwise been paid as sales commission to the purchase of 1,683.56 additional Units.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The condensed consolidated financial statements of SQN AIF IV, L.P. and Subsidiaries at September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2014 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of the Partnership and its subsidiaries, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts maintained at financial institutions.

The Partnership’s cash and cash equivalents are held principally at one financial institution and at times may exceed federally insured limits. The Partnership has placed these funds in an international financial institution in order to mitigate risk relating to exceeding insured limits. The Partnership, through Summit Asset Management Limited, maintains an unrestricted bank account at a major financial institution in the United Kingdom for purposes of receiving payments and funding transactions in Pound Sterling.

Credit Risk – In the normal course of business, the Partnership is exposed to credit risk. Credit risk is the risk that the Partnership’s counterparty to an agreement either has an inability or unwillingness to make contractually required payments. The Partnership expects concentrations of credit risk with respect to lessees to be dispersed across different industry segments and different regions of the world.

Asset Impairments – Assets in the Partnership’s investment portfolio, which are considered long-lived assets, are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, the Partnership estimates the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If an impairment is determined to exist, the impairment loss is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and is recorded in the statement of operations in the period the determination is made. The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to recover the carrying value of the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents or receipts from the sale of the investment, estimated downtime between re-leasing events, and the amount of re-leasing costs. The Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators, including third party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types, and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

Lease Classification and Revenue Recognition – The Partnership records revenue based upon the lease classification determined at the inception of the transaction and based upon the terms of the lease or when there are significant changes to the lease terms. The Partnership leases equipment to third parties and each such lease may be classified as either a finance lease or an operating lease. Initial direct costs are capitalized and amortized over the term of the related lease for a finance lease. For an operating lease, initial direct costs are included as a component of the cost of the equipment and depreciated.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts – In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2015, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

Equipment Notes and Loans Receivable – Equipment notes and loans receivable are reported in the condensed consolidated financial statements at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the condensed consolidated financial statements. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Initial Direct Costs –The Partnership capitalizes initial direct costs associated with the origination and funding of lease assets. These costs are amortized on a lease by lease basis based over the actual contract term of each lease using the effective interest rate method for finance leases and the straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense.

Equity Method – The Partnership records its 24.5% investment in Informage SQN Technologies, LLC, its 50% investment in SQN Helo, LLC and its 88% investment in H&P, using the equity method of accounting. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting. The Partnership’s portion of earnings or losses in the investee are recorded as an increase or decrease in its investment and recognized in the consolidated statements of operations, and any distributions received from the investee are recorded as a reduction in its investment.

Acquisition Expense – Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses, and miscellaneous expenses related to the selection and acquisition of leased equipment which are incurred by the Partnership under the terms of the Partnership Agreement, as amended. As these costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

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

Foreign Currency Transactions – The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currencies. Accordingly, certain assets and liabilities are translated at either the reporting period exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the period’s results of operations.

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

The General Partner is responsible for the day-to-day operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner an allowance for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued for at September 30, 2015 and December 31, 2014.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the equity raised. For the three months ended September 30, 2015 and 2014, the Partnership paid $375,000 in management fee expense, which is recorded in Management fee — Investment Manager in the condensed consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, the Partnership paid $1,125,000 in management fee expense, which is recorded in Management fee — Investment Manager in the condensed consolidated statements of operations.

Securities, in its capacity as the Partnership’s selling agent, receives an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership receives from the sale of the Partnership’s Units to the General Partner or its affiliates).

For the nine months ended September 30, 2015 and year ended December 31, 2014, the Partnership had the following transactions and balances with Securities:

	September 30, 2015	December 31, 2014
	(unaudited)
Balance - beginning of period	$—	$10,797
Underwriting fees earned by Securities	531,840	543,990
Payments by the Partnership to Securities	(531,840)	(554,787)
Balance - end of period	$—	$—

For the nine months ended September 30, 2015 and 2014, the Partnership recorded the following underwriting fee transactions:

	September 30, 2015	September 30, 2014

Underwriting discount incurred by the Partnership	$420,060	$615,140
Underwriting fees earned by Securities	531,840	409,689
Fees paid to outside brokers	850,304	383,861
Total underwriting fees	$1,802,204	$1,408,690

4.	Investments in Finance Leases

At September 30, 2015 and December 31, 2014, net investment in finance leases consisted of the following:

	September 30, 2015	December 31, 2014
Minimum rents receivable	$1,415,943	$1,389,721
Estimated unguaranteed residual value	71,468	360,000
Unearned income	(302,338)	(256,943)
Total	$1,185,073	$1,492,778

Computer Networking Equipment

On September 1, 2015, the Partnership entered into a new finance lease transaction for computer networking equipment for $446,677. The finance lease requires 36 monthly payments of $14,195.

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite.

Medical Equipment

On June 30, 2014, the Partnership entered into a finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. At September 30, 2015, there were no significant changes to this lease.

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

The composition of the equipment subject to operating leases of the Partnership as of September 30, 2015 and in the Echo and Echo II transactions as of December 31, 2014 is as follows:

September 30, 2015:

As of September 30, 2015, Echo and Echo II did not hold equipment subject to operating leases, as all portfolio assets were sold.

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft equipment	$1,330,616	$240,027	$1,090,589
	$1,330,616	$240,027	$1,090,589

December 31, 2014:

The December 31, 2014, equipment subject to operating leases reflect the portfolio assets held within Echo and Echo II.

Description	Cost Basis	Accumulated Depreciation	Net Book Value
Agricultural equipment	$807,239	$125,677	$681,562
Aircraft equipment	3,469,297	250,394	3,218,903
Computer equipment	671,809	233,776	438,033
Forklifts and fuels cells	7,188,160	1,166,572	6,021,588
Heavy equipment	3,047,443	435,563	2,611,880
Industrial	518,399	97,295	421,104
Machine tools	556,686	68,778	487,908
Medical	518,588	134,240	384,348
	$16,777,621	$2,512,295	$14,265,326

The Partnership records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term. Depreciation expense for the three and nine months ended September 30, 2015 was $65,462 and $1,308,880, respectively.

6.	Equipment Notes Receivable

Medical Equipment

On June 28, 2013, the Partnership entered into a $150,000 promissory note to finance the purchase of medical equipment located in Tennessee. The promissory note will be paid through 36 monthly installments of principal and interest of $5,100. The promissory note is secured by the medical equipment and other personal property located at the borrower’s principal place of business. The promissory note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the promissory note. For the three and nine months ended September 30, 2015, the medical equipment note earned $1,728 and $6,607 of interest income, respectively.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in December 2018. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the three and nine months ended September 30, 2015, the mineral processing equipment note earned $0 of interest income since this note is in non-accrual status. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

Manufacturing Equipment

On October 15, 2013, the Partnership entered into a $300,000 loan facility with a New Jersey based manufacturer and assembler of various consumer products. The loan is secured by manufacturing equipment owned by the borrower. The loan facility is scheduled to be repaid in 29 equal monthly installments of $12,834. For the three and nine months ended September 30, 2015, the manufacturing equipment note earned interest income of $6,510. The borrower’s obligations under the loan facility are also personally guaranteed by its majority shareholder. On December 8, 2014, the borrower went into default and the balance of the loan was accelerated. Local counsel has been retained to exercise available legal remedies. On February 12, 2015, a civil action was filed in New Jersey against the borrower and guarantor to recover all amounts outstanding under the note receivable relating to manufacturing equipment. The Investment Manager did not record an asset impairment based on the collateral value of the equipment, the value of the plant as a going concern, and the personal guarantees behind the transaction. On April 23, 2015, Superior Court of New Jersey, Law Division, Union County entered a judgment for the full principal balance and accrued interest due, together with attorney’s fees, court costs and post-judgment interest against this borrower and the guarantor of the loan in favor of the Partnership. As of September 30, 2015, the outstanding balance of principal and interest is $242,183.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the three and nine months ended September 30, 2015, the equipment note earned interest income of $10,086 and $32,158, respectively.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrower’s principal place of business. For the three and nine months ended September 30, 2015, the medical equipment note earned interest income of $21,064 and $65,316, respectively.

Anaerobic Digestion Plant

On April 1, 2015, the Partnership entered into a loan facility with a borrower. Under the terms of the loan facility, the Partnership agreed to provide the borrower with financing in an amount up to £310,000 (approximately $475,000 applying various exchange rates) in connection with the construction financing of a waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. The loan facility accrues interest at a rate of 12% per annum and has a final repayment date of July 31, 2015. The loan facility was extended until completion of the Plant, which is expected to be completed in February 2016. The loan facility is secured by the Plant. As of September 30, 2015, the Partnership advanced the full amount under this facility. For the three and nine months ended September 30, 2015, the equipment note earned interest income of $14,576 and $26,268, respectively.

Computer Networking Equipment

On June 10, 2015, the Partnership entered into a loan facility to provide financing up to a maximum borrowing of $3,000,000. The loan facility was secured by computer networking equipment. Under this loan facility, in June 2015, the Partnership advanced $319,147 to the borrower (“Loan Schedule 01”). In September 2015, the Partnership advanced another $319,147 to the borrower (“Loan Schedule 02”). Each loan schedule requires 36 monthly payments of approximately $10,200, accrues interest at a rate of 16.85% per annum and has a final balloon payment of approximately $48,000. Loan Schedule 01 and Loan Schedule 02 have final repayment dates of April 1, 2018 and August 1, 2018, respectively. For the three and nine months ended September 30, 2015, the equipment notes earned interest income of $15,449 and $17,242, respectively.

The future maturities of the Partnership’s equipment notes receivable at September 30, 2015 are as follows:

Years ending September 30,

2016	$2,018,198
2017	1,079,827
2018	1,051,384
2019	863,004
2020	230,079
$5,242,492

7.	Equipment Loans Receivable

In June 2015, Echo and Echo II sold all their operating leases to a third party. See Note 1 for detailed information on these sales. As a result, as of September 30, 2015, the Partnership did not hold any equipment loans receivable.

On December 20, 2013, Echo entered into an agreement for the purchase of two portfolios of leases for a combined total purchase price of $17,800,000. One of the portfolios consisted of approximately $6,600,000 of equipment loans receivable. The loans accrued interest at a rate of 10%. For the three and nine months ended September 30, 2015, the Partnership earned $0 and $192,642 of interest income, respectively.

On March 28, 2014, Echo II entered into an agreement with the same party as the Echo transaction for the purchase of two portfolios of leases for a combined total purchase price of $21,863,000. One of the portfolios consisted of approximately $12,400,000 of equipment loans receivable. The loans accrued interest at a rate of 10%. For the three and nine months ended September 30, 2015, the Partnership earned $0 and $270,455 of interest income, respectively.

8.	Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to acquire cash handling machines known as Smart Safes having an Original Equipment Cost (“OEC”) of $20,000,000. This leasing company has entered into a Master Lease Agreement with another third party to lease the Smart Safes under one or more lease schedules each having a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17,000,000 (85% of $20,000,000) and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3,000,000 (15% of $20,000,000). As of September 30, 2015, the Partnership had advanced a net total of $2,938,065.

9.	Collateralized Loan Receivable

On February 4, 2015, the Partnership entered into a loan facility with a borrower to provide financing up to a maximum borrowing of $5,000,000. The borrower entered into an Export Prepayment Facility Agreement dated as of January 21, 2015 and in connection with the Export Prepayment Facility Agreement, the borrower entered into the loan facility with the Partnership and a third party to provide financing up to a maximum borrowing of $50,000,000, whereby the third party funded a total of $13,500,000 and is the senior lender and the Partnership funded a total of $1,500,000 and is the subordinate lender. The loan facility is secured by the borrower’s rights under the Export Prepayment Facility Agreement. In connection with the loan facility, the Partnership entered into a $1,500,000 promissory note with the borrower. For the three and nine months ended September 30, 2015, the promissory note earned $27,616 and $69,792 of interest income, respectively.

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

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower.

On September 30, 2015, the Partnership entered into a loan agreement with a borrower to fund $5,000,000 for the capitalization of the borrower’s wholly owned insurance subsidiary. In connection with the loan agreement, the Partnership entered into a $5,000,000 promissory note with the borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on September 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the borrower which include equipment leases, direct hard asset and infrastructure investments, and other securities. On November 3, 2015, the Partnership received cash of $5,082,192 as payment in full of this collateralized loan receivable.

10.	Investment in Informage SQN Technologies, LLC

On August 1, 2014, the Partnership, SQN PAC, an entity managed by the Partnership’s Investment Manager, and a third party formed a special purpose entity, Informage SQN Technologies, LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of September 30, 2015, the Partnership has advanced a total of $1,322,622. During the nine months ended September 30, 2015, the Partnership received a return of capital of $610,936. For the three months and nine months ended September 30, 2015, the Partnership recorded investment loss of $7,534 and $22,602 respectively, for its proportionate share of Informage SQN’s net loss under the equity method pursuant to U.S. GAAP.

11.	Investment in SQN Helo LLC

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each own 50% of SQN Helo. The Partnership accounts for its investment in SQN Helo using the equity method. As of September 30, 2015, the Partnership has advanced a total of $1,465,000. For the three months and nine months ended September 30, 2015, the Partnership recorded investment loss of $110,910 and $389,597 respectively, for its proportionate share of SQN Helo’s net loss under the equity method pursuant to U.S. GAAP.

19

12.

Investment in H&P

On July 23, 2015, the Partnership entered into a collateralized purchase agreement with a third party. Under the terms of the agreement, the Partnership acquired an 88.20% (90% of 98%) economic interest in container feeder vessels, for an aggregate investment of $6,818,000. The Partnership acquired their economic interest in the vessels through a limited partnership interest in a Germany based limited partnership (“H&P”), which acquired and operates the container feeder vessels. The Partnership accounts for its investment in H&P using the equity method. For the three months and nine months ended September 30, 2015, the Partnership recorded investment loss of $74,355, for its proportionate share of H&P’s net loss under the equity method pursuant to U.S. GAAP.

13.	Other Assets

Other assets primarily include a receivable of approximately $77,000 related to income from the participation returns on the Partnership’s investments in Informage SQN and SQN Helo.

14.	Equipment Notes Payable

In June 2015, Echo and Echo II sold all their operating leases to a third party. See Note 1 for detailed information on these sales. As a result, as of September 30, 2015, the Partnership did not hold any equipment notes payable.

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

In June 2015, Echo and Echo II sold all their operating leases to a third party. See Note 1 for detailed information on these sales. As of September 30, 2015, the Partnership did not hold any loans payable since Echo and Echo II paid off these loans in full.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$5,242,492	$5,242,492	$4,318,732	$4,396,712
Equipment loans receivable	$—	$—	$11,399,479	$11,399,479
Collateralized loan receivable	$10,814,992	$10,814,992	$—	$—

Liabilities:
Equipment notes payable	$—	$—	$10,380,386	$10,380,386
Loans payable	$—	$—	$11,304,675	$10,984,066

As of September 30, 2015, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

17.	Business Concentrations

For the nine months ended September 30, 2015, the Partnership had three lessees which accounted for approximately 21%, 15% and 15% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2014, the Partnership had two lessees which accounted for approximately 25% and 11% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2015, the Partnership did not have a lessee which accounted for 10% or more of the Partnership’s interest income. For the nine months ended September 30, 2014, the Partnership had three lessees which accounted for approximately 17%, 16% and 11% of the Partnership’s interest income.

At September 30, 2015, the Partnership had three lessees which accounted for approximately 47%, 35% and 18% of the Partnership’s investment in finance leases. At September 30, 2014, the Partnership had three lessees which accounted for approximately 47%, 25%, and 19% of the Partnership’s investment in finance leases. At September 30, 2015, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At September 30, 2014, the Partnership had two lessees which accounted for 21% and 16% of the Partnership’s investment in operating leases. At September 30, 2015, the Partnership had three lessees which accounted for approximately 57%, 12% and 11% of the Partnership’s investment in equipment notes receivable. At September 30, 2014, the Partnership had two lessees which accounted for approximately 78% and 12% of the Partnership’s investment in equipment notes receivable. At September 30, 2015, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases.

18.	Geographic Information

Geographic information for revenue for the three months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30, 2015
Revenue:	United States	Europe	Mexico	Total
Rental income	$81,116	$—	$—	$81,116
Finance income	$24,100	$16,989	$—	$41,089
Interest income	$231,343	$14,579	$—	$245,922
Investment loss from equity method investments	$(192,799)	$—	$—	$(192,799)
Gain (loss) on sale of assets	$—	$—	$—	$—

	Three Months Ended September 30, 2014
Revenue:	United States	Europe	Mexico	Total
Rental income	$1,294,742	$—	$—	$1,294,742
Finance income	$38,343	$23,527	$—	$61,870
Interest income	$607,924	$—	$128,846	$736,770
Gain on sale of assets	$466,482	$—	$—	$466,482

Geographic information for revenue for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30, 2015
Revenue:	United States	Europe	Mexico	Total
Rental income	$1,645,019	$—	$—	$1,645,019
Finance income	$105,305	$33,161	$—	$138,466
Interest income	$989,451	$26,403	$—	$1,015,854
Investment loss from equity method investments	$(486,554)	$—	$—	$(486,554)
Gain (loss) on sale of assets	$(57,440)	$—	$—	$(57,440)

	Nine Months Ended September 30, 2014
Revenue:	United States	Europe	Mexico	Total
Rental income	$3,427,328	$—	$—	$3,427,328
Finance income	$79,175	$60,882	$—	$140,057
Interest income	$1,371,661	$—	$265,237	$1,636,898
Gain on sale of assets	$469,595	$—	$—	$469,595

Geographic information for long-lived assets at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$625,455	$559,618	$—	$1,185,073
Investments in equipment subject to operating leases, net	$1,090,589	$—	$—	$1,090,589
Equipment notes receivable, including accrued interest	$2,265,510	$—	$3,043,347	$5,308,857
Collateralized loans receivable, including accrued interest	$9,006,180	$1,868,192	$—	$10,874,372

	December 31, 2014
Long-lived assets:	United States	Europe	Mexico	Total
Investment in finance leases, net	$1,268,085	$224,693	$—	$1,492,778
Investments in equipment subject to operating leases, net	$14,265,326	$—	$—	$14,265,326
Equipment notes receivable, including accrued interest	$1,357,873	$—	$2,983,347	$4,341,220
Equipment loans receivable, including accrued interest	$11,429,927	$—	$—	$11,429,927

19.	Subsequent Events

Subsequent to September 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all equipment that will be located a newly constructed lumber mill in Texas. Repayment of the facility is also secured by the lumber mill as well as the real property on which the lumber mill is to be situated. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan.

On October 7, 2015, the Partnership acquired manufacturing equipment for $58,000. The equipment is subject to a 60 month lease with a Connecticut-based engraving, decal and die manufacturing company. The family owned and operated company was originally formed in 1897. The company is composed of five divisions that provide a variety of services to major automotive and consumer appliance manufacturers.

On August 5, 2015, the Partnership entered into a Master Equipment Lease agreement to lease approximately $2,700,000 of servers, fixtures and furniture to a third party lessee, an innovative provider of professional office environments. The lessee is required to make monthly payments until all equipment has been delivered and accepted by the lessee. After lease commencement, the equipment will be leased for a 3 year term. At lease maturity the lessee has the option to purchase the equipment for a fixed purchase price. All of the lessee’s obligations under the lease are guaranteed by the lessee’s parent company. On October 9, 2015 and October 15, 2015, the Partnership funded approximately $225,000 and $538,000, respectively, under the first two draws under the Master Equipment Lease agreement.

On October 13, 2015, the Partnership funded $1,250,000 in connection with its investment in H&P.

On October 15, 2015, the Partnership made an additional advance of approximately £150,000 (approximately $232,485 applying exchange rate of 1.550 at October 15, 2015) in connection with the construction financing of the waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. After construction of the Plant is completed, the Plant operator has agreed to lease the Plant from the lender for a five year term. The Partnership has agreed in advance to purchase the lease receivables from the lender. The lease receivables will be secured by the lender’s ownership of the Plant.

On November 3, 2015, the Partnership received cash of $5,082,192 as payment in full of a collateralized loan receivable.

From October 1, 2015 through November 12, 2015, the Partnership admitted an additional 96 Limited Partners with total cash contributions of $4,205,344, total capital contributions of $4,332,018 and 4,332.02 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $126,160 and $176,568, respectively.

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

Our Offering period commenced on April 2, 2013 and will last until the earlier of (i) April 2, 2016, which is three years from the commencement of our Offering Period, or (ii) the date that we have raised $200,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 49 states and the District of Columbia. The Partnership is not for sale in Arkansas and residents of Arkansas are not eligible to invest. During the Offering Period it is anticipated that the majority of our cash inflows will be derived from financing activities and be the direct result of capital contributions from investors.

Our income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We are currently in the Offering and Operating Period. The Offering Period expires the earlier of raising $200,000,000 in Limited Partner contributions (200,000 units at $1,000 per unit) or April 2, 2016, which is three years from the date we were declared effective by the SEC. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period, which begins three years after the start of the Operating Period, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

During our Operating Period, which began on May 29, 2013, the date of our initial closing, we will use the majority of our net offering proceeds from Limited Partner capital contributions to acquire our initial investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and project financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this timeframe we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period, we believe the majority of our cash outflows will be from investing activities as we acquire additional investments and to a lesser extend from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental payments.

During the nine months ended September 30, 2015, we made distributions to our Limited Partners totaling $2,071,078.

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

Recent Significant Transactions

Loan Note

On September 30, 2015, we entered into a loan agreement with a borrower to fund $5,000,000 for the capitalization of the borrower’s wholly owned insurance subsidiary. In connection with the loan agreement, we entered into a $5,000,000 promissory note with the borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on September 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the borrower which include equipment leases, direct hard asset and infrastructure investments, and other securities. On November 3, 2015, we received cash of $5,082,192 as payment in full of this collateralized loan receivable.

Computer Networking Equipment

On September 1, 2015, we entered into a new finance lease transaction for computer networking equipment for $446,677. The finance lease requires 36 monthly payments of $14,195.

Loan Note Instrument

On August 13, 2015, we entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower.

Investment in H&P

On July 23, 2015, we entered into a collateralized purchase agreement with a third party. Under the terms of the agreement, we acquired an 88.20% (90% of 98%) economic interest in container feeder vessels, for an aggregate investment of $6,818,000. We acquired our economic interest in the vessels through a limited partnership interest in a Germany based limited partnership (“H&P”), which acquired and operates the container feeder vessels.

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

Computer Networking Equipment

On June 10, 2015, we entered into a loan facility to provide financing up to a maximum borrowing of $3,000,000. The loan facility was secured by computer networking equipment. Under this loan facility, in June 2015, we advanced $319,147 to the borrower (“Loan Schedule 01”). In September 2015, we advanced another $319,147 to the borrower (“Loan Schedule 02”). Each loan schedule requires 36 monthly payments of approximately $10,200, accrues interest at a rate of 16.85% per annum and has a final balloon payment of approximately $48,000. Loan Schedule 01 and Loan Schedule 02 have final repayment dates of April 1, 2018 and August 1, 2018, respectively.

Gamma Knife Suite

On April 30, 2015, we acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. We paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite.

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

Echo II Leases

On March 26, 2014, we formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which was 80% owned by us and 20% by SQN Alternative Investment Fund III L.P. (“Fund III”), an entity also sponsored by our Investment Manager. We contributed $800,000 and Fund III contributed $200,000 to purchase a 20% share of Echo II which was presented as non-controlling interest on the accompanying condensed consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the accompanying condensed consolidated financial statements. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. In June 2014, we funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all lease portfolios to a third party. The third party paid total cash proceeds of $7,825,000 and assumed related outstanding debt of $5,041,652. The net book value of lease portfolios at the time of sale was $12,902,075 which resulted in the Partnership recognizing a U.S. GAAP loss of $35,423, and a yield on investment of 14.083% which exceeded the originally projected yield of 10%. The Partnership received approximately $1,517,202 in cash from Echo II.

Echo Leases

On December 6, 2013, we formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which was 80% owned by us and 20% by Fund III. We originally contributed $2,200,000 to purchase the 80% share of Echo. Fund III contributed $550,000 to purchase a 20% share of Echo which was presented as non-controlling interest on the accompanying condensed consolidated financial statements. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the accompanying condensed consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, we funded an additional $480,000 into Echo (at the same time, an additional $120,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526 which resulted in the Partnership recognizing a U.S. GAAP loss of $510,539, and a yield on investment of 11.603% which exceeded the originally projected yield of 10%. The Partnership received approximately $2,822,831 in cash from Echo.

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

Smart Safes

On September 15, 2014, we entered into a Residual Interest Purchase Agreement with a leasing company to acquire cash handling machines known as Smart Safes having an Original Equipment Cost (“OEC”) of $20,000,000. This leasing company has entered into a Master Lease Agreement with another third party to lease the Smart Safes under one or more lease schedules each having a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17,000,000 (85% of $20,000,000) and we agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3,000,000 (15% of $20,000,000). As of September 30, 2015, we had advanced a net total of $2,938,065.

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

Equipment Notes and Loans Receivable

Equipment notes and loans receivable are reported in our condensed consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originated notes, if any, are reported as other assets in our condensed consolidated balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed consolidated statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe that the recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Results of Operations

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. Through September 30, 2015, we admitted 872 limited partners with total capital contributions of $44,591,073 resulting in the sale of 44,591.08 Units. We received cash contributions of $42,907,509 and applied $1,683,564 which would have otherwise been paid as sales commission to the purchase of additional Units. For the nine months ended September 30, 2015, we paid or accrued an underwriting fee to Securities totaling $1,802,204.

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

Results of Operations for the Three Months Ended September 30, 2015

Our revenue for the three months ended September 30, 2015 (“2015 Quarter”) as compared to three months ended September 30, 2014 (“2014 Quarter”) is summarized as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Revenue:
Rental income	$81,116	$1,294,742
Finance income	41,089	61,870
Interest income	245,922	736,770
Investment loss from equity method investments	(192,799)	—
(Loss) gain on sale of assets	—	466,482
Other income	56,550	—
Total Revenue	$231,878	$2,559,864

For the three months ended September 30, 2015 we earned $81,116 in rental income. This is rental income from our two operating leases of aircraft rotable parts equipment. We also recognized $245,922 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $41,089 in finance income from our finance leases. We also recognized a loss of $192,799 from our equity method investments. We also recognized $56,550 in other income related to income from the participation returns on our investments in Informage SQN and SQN Helo. For the three months ended September 30, 2014 we earned $1,294,742 in rental income. The majority of this revenue is a result of the portfolios of leases obtained by us through the Echo and Echo II transactions. We also recognized $736,770 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $61,870 in finance income from four finance leases. We also recognized a gain on sale of assets of $466,482 from the sale of operating leases and a finance lease. The decrease in our total revenue in 2015 Quarter as compared to the 2014 Quarter is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment loan receivables to a third party in June 2015.

Our expenses for the three months ended September 30, 2015 (“2015 Quarter”) as compared to three months ended September 30, 2014 (“2014 Quarter”) are summarized as follows:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Expenses:
Management fees - Investment Manager	$375,000	$375,000
Depreciation and amortization	75,628	891,621
Professional fees	33,810	51,508
Administration expense	20,499	21,619
Interest expense	73,248	674,407
Other expenses	1,621	8,493

Total Expenses	$579,806	$2,022,648

Foreign currency transaction losses	$38,418	$40,324

For the three months ended September 30, 2015 and 2014 we incurred $579,806 and $2,022,648 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in the 2015 Quarter as compared to the 2014 Quarter. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $75,628 in depreciation and amortization expense for the 2015 Quarter as compared to $891,621 in the 2014 Quarter. We also incurred $33,810 in professional fees in the 2015 Quarter as compared to $51,508 in the 2014 Quarter. We incurred $73,248 in interest expense for the 2015 Quarter as a result of Alpha’s collateralized participation interests with SQN PAC and with us, as compared to $674,407 in interest expense for the 2014 Quarter as a result of our assumption of approximately $20,000,000 in non-recourse notes payable with various financial institutions for the equipment held for lease in conjunction with the Echo and Echo II transactions. The decrease in our total expenses in 2015 Quarter as compared to the 2014 Quarter is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment notes and loans payables to a third party in June 2015.

Net Income (Loss)

As a result of the factors discussed above, we reported a net loss for the three months ended September 30, 2015 of $386,346, prior to the allocation for non-controlling interest, as compared to net income of $496,892 for the 2014 Quarter. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction. For the three months ended September 30, 2015, the non-controlling interest recognized net income of $735 due to its interest in Alpha.

Results of Operations for the Nine Months Ended September 30, 2015

Our revenue for the nine months ended September 30, 2015 (“2015 Period”) as compared to nine months ended September 30, 2014 (“2014 Period”) is summarized as follows:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenue:
Rental income	$1,645,019	$3,427,328
Finance income	138,466	140,057
Interest income	1,015,854	1,636,898
Investment loss from equity method investments	(486,554)	—
(Loss) gain on sale of assets	(57,440)	469,595
Other income	313,223	—
Total Revenue	$2,576,102	$5,673,878

For the nine months ended September 30, 2015 we earned $1,645,019 in rental income. The majority of which is a result of the portfolios of leases obtained by us through the Echo and Echo II transactions. We also recognized $1,015,854 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $138,466 in finance income from our finance leases. We also recognized a loss of $486,554 from our equity method investments. We also recognized a loss on sale of assets of $57,440 from the sale of operating leases and finance leases. For the nine months ended September 30, 2014 we earned $3,427,328 in rental income. The majority of this revenue is a result of the portfolios of leases obtained by us through the Echo and Echo II transactions. We also recognized $1,636,898 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $140,057 in finance income from five finance leases. We also recognized a gain on sale of assets of $469,595 from the sale of operating leases and finance leases. The decrease in our total revenue in 2015 Period as compared to the 2014 Period is a result of the sale by Echo and Echo II of all of their portfolios of leases and equipment loan receivables to a third party during the 2015 Period.

Our expenses for the nine months ended September 30, 2015 (“2015 Period”) as compared to nine months ended September 30, 2014 (“2014 Period”) are summarized as follows:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Expenses:
Management fees - Investment Manager	$1,125,000	$1,125,000
Depreciation and amortization	1,561,227	2,397,984
Professional fees	166,986	241,242
Acquisition costs	—	28,532
Administration expense	51,342	36,409
Interest expense	907,818	1,649,063
Other expenses	55,060	27,550

Total Expenses	$3,867,433	$5,505,780

Foreign currency transaction losses	$18,843	$25,223

For the nine months ended September 30, 2015 and 2014 we incurred $3,867,433 and $5,505,780 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in the 2015 Period as compared to the 2014 Period. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $1,561,227 in depreciation and amortization expense for the 2015 Period as compared to $2,397,984 in the 2014 Period. We also incurred $166,986 in professional fees in the 2015 Period as compared to $241,242 in the 2014 Period. In conjunction with the Echo and Echo II transactions, we assumed approximately $20,000,000 in non-recourse notes payable with various financial institutions for the equipment held for lease which resulted in $907,818 in interest expense for the 2015 Period as compared to $1,649,063 in the 2014 Period. The decrease in our total expenses in 2015 Period as compared to the 2014 Period is a result of the sale by Echo and Echo II of all of their portfolios of leases and equipment notes and loans payables to a third party during the 2015 Period.

Net Income (Loss)

As a result of the factors discussed above, we reported a net loss for the nine months ended September 30, 2015 of $1,317,708, prior to the allocation for non-controlling interest, as compared to net income of $142,875 for the 2014 Period. The non-controlling interest represents the 20% investment by Fund III in the Echo and Echo II transactions and the 67.5% investment by SQN PAC in the Alpha transaction. For the nine months ended September 30, 2015, the non-controlling interest recognized a net loss of $86,276 due to its interest in Echo and a net loss of $0 due to its interest in Echo II and net income of $780 due to its interest in Alpha.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$4,922,703	$2,595,270
Investing activities	$(4,792,367)	$(8,711,490)
Financing activities	$270,497	$12,813,401

Sources of Liquidity

We are currently in both our Offering Period and our Operating Period. The Offering Period is the time frame in which we raise capital contributions from investors through the sale of our Units. As such, we expect that during our Offering Period a portion of our cash inflows will be from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a portion of our cash outflows will be for investing activities. We believe that the cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2015 was $4,922,703 and was primarily driven by the following factors; (i) a decrease in other assets of approximately $4,527,000 due to a reclass to operating leases, (ii) an increase in accrued interest receivable, (iii) depreciation and amortization expense of approximately $1,561,000, (iv) investment loss from equity method investments of approximately $487,000, (v) a net loss on sale of assets of approximately $57,000 and (vi) an increase in minimum rents receivable for finance leases acquired during the period. Offsetting these fluctuations was a net loss of approximately $1,317,000, a decrease in accrued interest on loans payable from an unrelated insurance company as loans payable were paid in full due to the Echo and Echo II sales, as well as increases in finance accrued interest. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from rental payments received from lessees.

Cash provided by operating activities for the nine months ended September 30, 2014 was $2,595,270 and was primarily driven by the following factors; (i) net income for the nine months ended September 30, 2014 of approximately $143,000, (ii) an increase in accrued interest receivable, (iii) an increase in accrued interest on loans payable from an unrelated insurance company as part of the Echo and Echo II transactions, (iv) depreciation and amortization expense of $2,397,984 and (v) an increase in minimum rents receivable for finance leases acquired during the period. Offsetting these fluctuations was a net gain on sale of assets of approximately $470,000 as well as increases in finance accrued interest. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash in-flows from operations principally from rental payments received from lessees.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 was $4,792,367. We received payments from borrowers related to our equipment loans receivable of approximately $1,129,000. We received proceeds from the sale of assets of approximately $15,432,000 primarily due to the Echo and Echo II sales. We paid approximately $1,465,000 for an investment in SQN Helo and also paid approximately $6,818,000 for an investment in H&P. We paid approximately $103,000 for our investment in Informage SQN Technologies and received proceeds of approximately $610,000 from our investment in Informage SQN Technologies. We also paid approximately $745,000 for the purchase of a residual value interest in equipment subject to operating leases. We made advances on collateralized loan receivables of approximately $10,965,000 and the borrowers repaid approximately $150,000 during the period. We also paid approximately $1,023,000 for the purchase of finance leases. We also paid approximately $1,217,000 for the acquisition of equipment notes receivable. The borrowers repaid approximately $288,000 during the period.

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

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2015 was $270,497 and was primarily due to cash proceeds received of approximately $17,950,000 for the sale of our Units to investors and cash proceeds received of approximately $1,789,000 from non-controlling interest contribution. Offsetting this increase were payments of approximately $11,305,000 for payment in full of loans payable due to the Echo and Echo II sales, $2,460,000 for equipment loans with various financial institutions in relation to the Echo and Echo II portfolios, underwriting fees, organizational and offering costs of approximately $1,928,000, payments for distributions to our limited partners totaling approximately $2,500,000 and payments for distributions to the non-controlling interest totaling approximately $1,075,000.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, the equivalent rate of 6.5% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2015, we made three quarterly distributions to our Limited Partners; one at a rate of 1.775% per quarter, another at a rate of 2% per quarter and another at a rate of 2% per quarter, the equivalent per annum rates of 7.1%, 8.0% and 8.0%, respectively, totaling $2,071,078. We did not make a cash distribution to the General Partner during the nine months ended September 30, 2015; however, we accrued $20,711 for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $33,716 at September 30, 2015.

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

Subsequent Events

Subsequent to September 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all equipment that will be located a newly constructed lumber mill in Texas. Repayment of the facility is also secured by the lumber mill as well as the real property on which the lumber mill is to be situated. The Partnership together with the other equipment lenders (collectively, the “Equipment Lenders”) entered into an agreement amongst lenders with the lenders that financed the real property and construction of the lumber mill (collectively, the “Real Property Lenders”) whereby the Equipment Lenders agreed to be subordinated to the Real Property Lenders with respect to the real property collateral and the Real Property Lenders agreed to be subordinated to the Equipment Lenders with respect to the equipment collateral. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan.

On October 7, 2015, the Partnership acquired manufacturing equipment for $58,000. The equipment is subject to a 60 month lease with a Connecticut-based engraving, decal and die manufacturing company. The family owned and operated company was originally formed in 1897. The company is composed of five divisions that provide a variety of services to major automotive and consumer appliance manufacturers.

On August 5, 2015, the Partnership entered into a Master Equipment Lease agreement to lease approximately 2,700,000 of servers, fixtures and furniture to a third party lessee, an innovative provider of professional office environments. The lessee is required to make monthly payments until all equipment has been delivered and accepted by the lessee. After lease commencement, the equipment will be leased for a 3 year term. At lease maturity the lessee has the option to purchase the equipment for a fixed purchase price. All of the lessee’s obligations under the lease are guaranteed by the lessee’s parent company. On October 9, 2015 and October 15, 2015, the Partnership funded approximately $225,000 and $538,000, respectively, under the first two draws under the Master Equipment Lease agreement.

On October 13, 2015, the Partnership funded $1,250,000 in connection with its investment in H&P.

On October 15, 2015, the Partnership made an additional advance of approximately £150,000 (approximately $232,485 applying exchange rate of 1.550 at October 15, 2015) in connection with the construction financing of the waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. After construction of the Plant is completed, the Plant operator has agreed to lease the Plant from the lender for a five year term. The Partnership has agreed in advance to purchase the lease receivables from the lender. The lease receivables will be secured by the lender’s ownership of the Plant.

On November 3, 2015, the Partnership received cash of $5,082,192 as payment in full of a collateralized loan receivable.

Limited Partner Contributions

From October 1, 2015 through November 12, 2015, the Partnership admitted an additional 96 Limited Partners with total cash contributions of $4,205,344, total capital contributions of $4,332,018 and 4,332.02 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $126,160 and $176,568, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. Our Offering Period commenced on April 2, 2013 and is anticipated to end no later than April 2, 2016. We had our initial closing for the admission of limited partners in the partnership on May 29, 2013. From May 29, 2013 through September 30, 2015, we admitted 872 limited partners with total capital contributions of $44,591,073 resulting in the sale of 44,591.08 Units. We received cash contributions of $42,907,509 and applied $1,683,564 which would have otherwise been paid as sales commission to the purchase of additional Units. For the nine months ended September 30, 2015, we paid or accrued an underwriting fee to Securities totaling $1,802,204.

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

File No. 333-184550

SQN AIF IV GP, LLC

General Partner of the Registrant

November 13, 2015

By:	/s/ Jeremiah Silkowski
Jeremiah Silkowski President and CEO

