Form 10-K
period 2015-12-31
SQN AIF IV, L.P.
filed 2016-03-30
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM ____________ TO ____________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Number of outstanding units of limited partnership interests of the registrant on March 25, 2016 was 69,670.83.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN AIF IV L.P.

Annual Report on Form 10-K for Year Ended December 31, 2015

PART I

As used in this Annual Report on Form 10-K, references to “we,” “us,” “our” or similar terms include SQN AIF IV, L.P. and its subsidiaries.

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

Our income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We are currently in the Offering and Operating Periods. The Offering Period expires the earlier of raising $200,000,000 in Limited Partner contributions (200,000 units at $1,000 per Unit) or April 2, 2016, which is three years from the date we were declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013, and will last for three years unless extended at the sole discretion of the General Partner. The Liquidation Period, which tentatively begins three years after the start of the Operating Period, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

During the Operating Period, we plan to make quarterly distributions of cash to the Limited Partners if, in the opinion of our Investment Manager, such distributions are in our best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner).

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

On June 3, 2015, SQN Alpha, LLC (“Alpha”), a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN Portfolio Acquisition Company, LLC (“SQN PAC”), acquired a promissory note with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard assets and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Participation A”), the Partnership (“Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral (“Promissory Note”); Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the Promissory Note. Participation A’s interest is senior to Participation B’s interest. Since the Partnership bears the primary risks and rewards of Alpha, the Partnership consolidates Alpha into the consolidated financial statements. SQN PAC’s 67.5% investment in Alpha is presented as non-controlling interest on the consolidated financial statements.

On December 2, 2015, the Partnership formed a special purpose entity SQN Juliet, LLC (“Juliet”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On December 29, 2015, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matures on December 29, 2016. On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500, or together a total of £10,075,000, and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. On December 29, 2015, a participation agreement was entered into between a third party (“Participation A”), the Partnership (“Participation B”), and Juliet. In connection with the participation agreement, the Partnership assigned to Juliet various finance leases and equipment notes receivables with a total value equal to $4,866,750. Under the agreement, Juliet created two collateralized participation interests for the underlying loans (“Underlying Loans”); Participation A’s principal balance is $3,071,000 and accrues interest at 8.5% per annum and Participation B’s principal balance is the value of their assigned finance leases and equipment notes receivable of $4,866,750. Participation A’s interest is senior to Participation B’s interest.

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with the Partnership and a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels, for an aggregate investment of $28,266,789. Marine contributed cash of $12,135,718 and entered into two loans payable with separate third parties of $7,500,000 and $9,604,091. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels, and entered into a separate note payable with an unrelated third party of $14,375,654. Marine bears the risks and rewards of ownership of CONT Feeder and therefore Marine consolidates the financial statements of CONT Feeder. Since the Partnership bears the primary risks and rewards of Marine, the Partnership consolidates Marine into the consolidated financial statements. An unrelated third party contributed $3,140,754 to purchase a 10% share of CONT Feeder which is presented as non-controlling interest on the consolidated financial statements.

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

The life cycle of our fund is divided into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. Our Offering period commenced on April 2, 2013 and will last until the earlier of (i) April 2, 2016, which is three years from the commencement of our Offering Period, or (ii) the date that we have raised $200,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in all 50 states and the District of Columbia. During the Offering Period it is anticipated that the majority of our cash inflows will be derived from financing activities and be the direct result of capital contributions from investors.

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

From May 29, 2013 through December 31, 2015, we admitted 1,119 Limited Partners with total capital contributions of $55,314,985 resulting in the sale of 55,314.99 Units. We received cash of $53,357,586 and applied $1,957,399 which would have otherwise been paid as sales commission to the purchase of 1,957.40 additional Units. During the year ended December 31, 2015, we paid or accrued an underwriting fee to Securities totaling $845,343.

A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

At December 31, 2015, we had total assets of $82,014,646. Of this amount, $72,688,424 was for various investments: (i) $3,358,435 related to investments in finance leases, (ii) $1,025,127 related to investments in equipment subject to operating leases, (iii) $11,025,523 was associated with a portfolio of equipment notes receivable and accrued interest, (iv) $10,370,610 was associated with a portfolio of collateralized loans receivable and accrued interest, (v) a residual value investment in equipment on lease of $2,938,065, (vi) equity method investments of $1,873,992 and (vi) an equipment investment through SPV of $42,408,395. We also had initial direct costs of 323,697 associated with the origination and funding of lease assets, and other assets of $3,908,546. For the year ended December 31, 2015, we had a net loss of $3,149,051.

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

At December 31, 2015 and 2014, our investment portfolio consisted of the following transactions:

Just Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. On December 29, 2015, Juliet advanced a total of $2,974,000 to the borrowers.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, we entered into a new finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950.

Manufacturing Equipment

On October 7, 2015, we entered into a new finance lease transaction for manufacturing equipment for $58,000 (“SCHWRD 1”). The equipment is subject to a 60 month lease with a Connecticut-based engraving, decal and die manufacturing company. The finance lease requires 60 monthly payments of $1,277. On December 29, 2015, we entered into a second finance lease transaction for manufacturing equipment for $94,300 (“SCHWRD 2”). The finance lease requires 60 monthly payments of $2,077. On December 30, 2015, we assigned the SCHWRD 1 finance lease to Juliet.

Equipment Investment through SPV

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with the Partnership and a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the year ended December 31, 2015, CONT Feeder recorded income of approximately $4,545,000 from charter rental fees less total expenses of $5,194,000, consisting of ship operating expenses, of approximately $2,164,000, ship management fees and charter commissions fees of approximately $772,000, general and administrative expenses, of approximately $1,167,000, depreciation expense, of approximately $972,000 and interest expense of approximately $82,000 resulting in a net loss of approximately $649,000.

Computer Networking Equipment

On September 1, 2015, we entered into a new finance lease transaction for computer networking equipment for $446,677 (“Comp Net 1”). The Comp Net 1 finance lease requires 36 monthly payments of $14,195. On October 30, 2015, we entered into a second finance lease transaction for computer networking equipment for $297,689 (“Comp Net 2”). The Comp Net 2 finance lease requires 36 monthly payments of $9,460. On December 29, 2015, we entered into a third finance lease transaction for computer networking equipment for $389,266 (“Comp Net 3”). The Comp Net 3 finance lease requires 36 monthly payments of $12,456. On December 30, 2015, we assigned the Comp Net 1 and Comp Net 2 finance leases to Juliet.

Loan Note

On October 2, 2015, we entered in a syndicated loan agreement. Under the terms of the agreement, we agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all equipment that will be located a newly constructed lumber mill in Texas. Repayment of the facility is also secured by the lumber mill as well as the real property on which the lumber mill is to be situated. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, we received cash of $2,610,959 as payment from this facility.

Loan Note

On September 30, 2015, we entered into a loan agreement and a $5,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on September 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the borrower which include equipment leases, direct hard asset and infrastructure investments, and other securities. On November 3, 2015, we received cash of $5,082,192 as payment in full of this collateralized loan receivable. On December 28, 2015, we entered into a $2,000,000 promissory note with the borrower, with similar terms as above.

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

Alpha Promissory Note

On June 3, 2015, SQN Alpha, LLC (“Alpha”), a special purpose entity which is 32.5% owned by us and 67.5% owned by SQN Portfolio Acquisition Company, LLC (“SQN PAC”), acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Participation A”), the Partnership (“Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Participation B’s principal contribution is $861,250 accruing interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Participation A’s interest is senior to Participation B’s interest.

Computer Networking Equipment

On June 10, 2015, we entered into a loan facility to provide financing up to a maximum borrowing of $1,000,000. The loan facility was secured by computer networking equipment. Under this loan facility, in June 2015, we advanced $319,147 to the borrower (“Loan Schedule 01”). In September 2015, we advanced another $319,147 to the borrower (“Loan Schedule 02”). Each loan schedule requires 36 monthly payments of approximately $10,200, accrues interest at a rate of 16.85% per annum and has a final balloon payment of approximately $48,000. Loan Schedule 01 and Loan Schedule 02 have final repayment dates of April 1, 2018 and August 1, 2018, respectively.

Gamma Knife Suite

On April 30, 2015, we acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. We paid £375,000 ($576,750 applying exchange rate of 1.5380 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite.

Anaerobic Digestion Plant

On April 1, 2015, we entered into a loan facility with a borrower. Under the terms of the loan facility, we agreed to provide the borrower with financing in an amount up to £310,000 (approximately $475,000 applying various exchange rates) in connection with the construction financing of a waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. The loan facility accrues interest at a rate of 12% per annum and has a final repayment date of July 31, 2015. The loan facility was extended until completion of the Plant. The loan facility is secured by the Plant. On October 15, 2015, we made an additional advance of approximately £150,000 (approximately $232,485 applying exchange rate of 1.550 at October 15, 2015). After construction of the Plant is completed, the Plant operator has agreed to lease the Plant from the lender for a five year term. We have agreed in advance to purchase the lease receivables from the lender. The lease receivables will be secured by the lender’s ownership of the Plant. As of December 31, 2015, we advanced the full amount under this facility. On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced. The lease requires 20 quarterly payments of £41,616 beginning on April 30, 2016.

Collateralized Loan Facility

On February 4, 2015, we entered into a loan facility with a borrower to provide financing up to a maximum borrowing of $5,000,000. The borrower entered into an Export Prepayment Facility Agreement dated as of January 21, 2015 and in connection with the Export Prepayment Facility Agreement, the borrower entered into the loan facility with the Partnership and a third party to provide financing up to a maximum borrowing of $50,000,000, whereby the third party funded a total of $13,500,000 and is the senior lender and the Partnership funded a total of $1,500,000 and is the subordinate lender. The loan facility is secured by the borrower’s rights under the Export Prepayment Facility Agreement. In connection with the loan facility, the Partnership entered into a $1,500,000 promissory note with the borrower. The note accrues interest at LIBOR plus 6.75% per annum and matures on February 4, 2020. The borrower will make 10 semi-annual payments of 10% of the outstanding principal and interest.

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

Medical Equipment Financing

On June 28, 2013, we entered into a $150,000 promissory note to finance the purchase of medical equipment located in Tennessee. The promissory note will be paid through 36 monthly installments of principal and interest of $5,100. The promissory note is secured by the medical equipment and other personal property located at the borrowers principal place of business. The promissory note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the promissory note. As of December 31, 2015, the balance of the equipment note receivable has been repaid in full.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, we entered into a $200,000 promissory note with the same counterparty. The promissory note requires 5 annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, we advanced $100,000. In January 2015, we advanced the remaining $100,000. In June 2015, we received a principal payment of $40,000. For the years ended December 31, 2015 and 2014, the mineral processing equipment note is in non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

Brake Manufacturing Equipment Financing

On May 2, 2014, we purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018.

Medical Equipment Financing

On December 19, 2014, we entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, we assigned this equipment notes receivable to Juliet.

Towing Equipment Financing

On October 30, 2015, we acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, we assigned this equipment notes receivable to Juliet.

Tractor and Trailer Equipment Financing

On October 30, 2015 and on November 4, 2015, we acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, we assigned these equipment notes receivable to Juliet.

Furniture, Fixtures and Equipment Financing

On October 30, 2015, we acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. On December 30, 2015, we assigned this equipment note receivable to Juliet.

Furniture and Fixtures and Server Equipment Financing

On August 5, 2015, we entered into a Master Equipment Lease agreement to lease approximately $2,700,000 of servers, fixtures and furniture to a third party lessee, an innovative provider of professional office environments. The lessee is required to make monthly payments until all equipment has been delivered and accepted by the lessee. After lease commencement, the equipment will be leased for a 3 year term. At lease maturity the lessee has the option to purchase the equipment for a fixed purchase price. All of the lessee’s obligations under the lease are guaranteed by the lessee’s parent company. As of December 31, 2015, we funded approximately $1,797,763 under eight draws under the Master Equipment Lease agreement. On December 30, 2015, we assigned this equipment note receivable to Juliet.

Honey Production Equipment Financing

On December 14, 2015, we acquired a loan note from a third party leasing company for approximately $12,789. The loan is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018.

Smart Safes

On September 15, 2014, we entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with another party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another party to finance 85% of the OEC up to an aggregate facility of $17 million and we agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of December 31, 2015, we had advanced a net total of $2,938,065.

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, operating leases, residual value investments and project financings, and we generate revenues in geographic areas outside of the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 21 Geographic Information in our consolidated financial statements included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease office space or any other real property in our business at the present time.

Item 3. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5; Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 30, 2016
General Partner	1
Limited Partners	1,386

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.625% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. During the years ended December 31, 2015 and 2014, we made quarterly cash distributions to our Limited Partners totaling approximately $2,500,200 and $817,700, respectively, and we accrued $1,014,328 and $429,140 respectively, for distributions due to Limited Partners which resulted in a Distributions payable to Limited Partners of $1,014,328 and $429,140 at December 31, 2015 and 2014. We made a cash distribution of $15,000 to the General Partner during the year ended December 31, 2015 but did not make a cash distribution to the General Partner during the year ended December 31, 2014; we accrued $29,855 and $12,468, respectively, for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $27,860 and $13,005 at December 31, 2015 and 2014.

We are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2015. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Units and consistent with NASD Rule 2340(c), the value of our Units are estimated to be the offering price of $1,000 per Unit. At December 31, 2015, we were in our Operating Period which we began on May 29, 2013.

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

As noted above, the foregoing valuation was performed solely for ERISA and FINRA purposes described above and was based solely on our Investment Manager’s perception of market conditions and the types and amounts of our assets as of the reference date for such valuation and should not be viewed as an accurate reflection of the value of our Units or our assets. Our Investment Manager did not obtain independent third-party appraisals for any of our assets. In addition, as stated above, as there is no significant public trading market for our Units at this time and none is expected to develop, there can be no assurance that Limited Partners could receive $1,000 per Unit if such a market did exist and they sold their Units or that they will be able to receive such amount for their Units in the future. Furthermore, there can be no assurance:

●	as to the amount you may actually receive if and when we seek to liquidate our assets or the amount of lease and note receivable payments and asset disposition proceeds we will actually receive over our remaining term; the total amount of distributions our Limited Partners may receive may be less than $1,000 per Unit primarily due to the fact that the funds initially available for investment were reduced from the gross offering proceeds in order to pay distribution expenses and organizational and offering expenses;

●	that the foregoing valuation, or the method used to establish the value, will satisfy the technical requirements imposed on plan fiduciaries under ERISA; or

●	that the foregoing valuation, or the method used to establish value, will not be subject to challenge by the IRS if used for any tax (income, estate, gift or otherwise) valuation purposes as an indicator of the current value of our Units.

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

	Years Ended December 31,
	2015	2014
Total revenue	$7,654,758	$7,399,910
Net loss	$(3,149,051)	$(39,582)
Net loss allocable to Limited Partners	$(2,969,227)	$(173,466)
Weighted average number of limited partnership interests outstanding	38,284.68	16,301.74
Net loss per weighted average number of limited partnership interests outstanding	$(77.56)	$(10.64)
Distributions paid to Limited Partners	$2,985,405	$1,246,846
Distributions per weighted average number of limited partnership interests outstanding	$77.98	$76.49

	December 31,
	2015	2014
Total assets	$82,014,646	$43,539,431
Partners’ Equity	$39,537,933	$20,059,857

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

Current Business Environment and Outlook

We believe that 2016 will continue to present attractive opportunities for equipment lease and asset finance investments. While interest rates have been at historical lows, we expect rates to increase later in the year. Increasing interest rates generally result in increased returns on asset based investments but it also increases the cost of leverage so we do not see much of a net effect on our gross margins on the leverage portions of our portfolios. Our single investor leases and loans should benefit from any increase in interest rates over the long term. In the short term, we are seeing a lot of downward pressure on returns in certain of the asset classes that we have historically invested in in the United Kingdom. Specifically, alternative energy products tied to UK government subsidies such as solar installations and LED lighting. Specialty finance firms have raised a tremendous amount of capital targeted toward these asset classes which has driven down financing rates across the sector. The competitive environment is firming up with a few large participants exiting the market, which we believe to be the last, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we think there is more opportunity than there has been in years to acquire season portfolios of equipment leases. We also think that there may be opportunity for consolidation in the next year or two. Overall we think that companies have a positive outlook for growth in 2016 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2016 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth is expected to be above 4.3% in 2016, the fastest pace since the 2008-2009 recession. The moderate growth forecast reflects economic crosswinds, as weakness in the global economy (particularly China), low commodity prices, and a strong dollar are diminishing businesses’ incentive to invest, while a strengthening U.S. economy and elevated propensity to finance should propel growth in the equipment finance sector. The U.S. credit system is healthy and financial stress is muted, limiting financial risks going into next year. Solid U.S. economic data are setting the stage for gradual Fed interest rate increases in 2016, which may alleviate spread compression for equipment lessors. Ships and boats investment growth is poised to strengthen in 2016. Economic growth will be driven by a number of positive factors such as a strong housing market recovery, falling natural gas prices, robust auto sales, record high household wealth, steadily improving credit availability, and improving employment. However, these positive trends are counter-balanced by high oil prices, slow international growth, moderating fiscal consolidation and the continued threat of policy uncertainty. More dependable economic growth will help to generate stronger overall investment in equipment and software. Additionally, a rising interest rate environment could induce companies to lock in lower rates. Overall, these trends could yield a positive result for the equipment finance industry.

Recent Significant Transactions

Just Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. On December 29, 2015, Juliet advanced a total of $2,974,000 to the borrowers.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, we entered into a new finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950.

Equipment Investment through SPV

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with the Partnership and a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the year ended December 31, 2015, CONT Feeder recorded income of approximately $4,545,000 from charter rental fees less total expenses of $5,194,000, consisting of ship operating expenses, of approximately $2,164,000, ship management fees and charter commissions fees of approximately $772,000, general and administrative expenses, of approximately $1,167,000, depreciation expense, of approximately $972,000 and interest expense of approximately $82,000 resulting in a net loss of approximately $649,000.

Honey Production Equipment

On December 14, 2015, we acquired a loan note from a third party leasing company for approximately $12,789. The loan is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018.

Manufacturing Equipment

On October 7, 2015, we entered into a new finance lease transaction for manufacturing equipment for $58,000 (“SCHWRD 1”). The equipment is subject to a 60 month lease with a Connecticut-based engraving, decal and die manufacturing company. The finance lease requires 60 monthly payments of $1,277. On December 29, 2015, we entered into a second finance lease transaction for manufacturing equipment for $94,300 (“SCHWRD 2”). The finance lease requires 60 monthly payments of $2,077. On December 30, 2015, we assigned the SCHWRD 1 finance lease to Juliet.

Computer Networking Equipment

On September 1, 2015, we entered into a new finance lease transaction for computer networking equipment for $446,677 (“Comp Net 1”). The Comp Net 1 finance lease requires 36 monthly payments of $14,195. On October 30, 2015, we entered into a second finance lease transaction for computer networking equipment for $297,689 (“Comp Net 2”). The Comp Net 2 finance lease requires 36 monthly payments of $9,460. On December 29, 2015, we entered into a third finance lease transaction for computer networking equipment for $389,266 (“Comp Net 3”). The Comp Net 3 finance lease requires 36 monthly payments of $12,456. On December 30, 2015, we assigned the Comp Net 1 and Comp Net 2 finance leases to Juliet.

Towing Equipment

On October 30, 2015, we acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, we assigned this equipment notes receivable to Juliet.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, we acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, we assigned these equipment notes receivable to Juliet.

Furniture, Fixtures and Equipment

On October 30, 2015, we acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. On December 30, 2015, we assigned this equipment note receivable to Juliet.

Furniture and Fixtures and Server Equipment

On August 5, 2015, we entered into a Master Equipment Lease agreement to lease approximately $2,700,000 of servers, fixtures and furniture to a third party lessee, an innovative provider of professional office environments. The lessee is required to make monthly payments until all equipment has been delivered and accepted by the lessee. After lease commencement, the equipment will be leased for a 3 year term. At lease maturity the lessee has the option to purchase the equipment for a fixed purchase price. All of the lessee’s obligations under the lease are guaranteed by the lessee’s parent company. As of December 31, 2015, we funded approximately $1,797,763 under eight draws under the Master Equipment Lease agreement. On December 30, 2015, we assigned this equipment note receivable to Juliet.

Loan Note

On October 2, 2015, we entered in a syndicated loan agreement. Under the terms of the agreement, we agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all equipment that will be located a newly constructed lumber mill in Texas. Repayment of the facility is also secured by the lumber mill as well as the real property on which the lumber mill is to be situated. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, we received cash of $2,610,959 as payment from this facility.

Loan Note

On September 30, 2015, we entered into a loan agreement and a $5,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on September 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the borrower which include equipment leases, direct hard asset and infrastructure investments, and other securities. On November 3, 2015, we received cash of $5,082,192 as payment in full of this collateralized loan receivable. On December 28, 2015, we entered into a $2,000,000 promissory note with the borrower, with similar terms as above.

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

Alpha Promissory Note

On June 3, 2015, SQN Alpha, LLC (“Alpha”), a special purpose entity which is 32.5% owned by us and 67.5% owned by SQN Portfolio Acquisition Company, LLC (“SQN PAC”), acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Participation A”), the Partnership (“Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Participation B’s principal contribution is $861,250 accruing interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Participation A’s interest is senior to Participation B’s interest.

Computer Networking Equipment

On June 10, 2015, we entered into a loan facility to provide financing up to a maximum borrowing of $1,000,000. The loan facility was secured by computer networking equipment. Under this loan facility, in June 2015, we advanced $319,147 to the borrower (“Loan Schedule 01”). In September 2015, we advanced another $319,147 to the borrower (“Loan Schedule 02”). Each loan schedule requires 36 monthly payments of approximately $10,200, accrues interest at a rate of 16.85% per annum and has a final balloon payment of approximately $48,000. Loan Schedule 01 and Loan Schedule 02 have final repayment dates of April 1, 2018 and August 1, 2018, respectively.

Gamma Knife Suite

On April 30, 2015, we acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. We paid £375,000 ($576,750 applying exchange rate of 1.5380 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite.

Anaerobic Digestion Plant

On April 1, 2015, we entered into a loan facility with a borrower. Under the terms of the loan facility, we agreed to provide the borrower with financing in an amount up to £310,000 (approximately $475,000 applying various exchange rates) in connection with the construction financing of a waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. The loan facility accrues interest at a rate of 12% per annum and has a final repayment date of July 31, 2015. The loan facility was extended until completion of the Plant. The loan facility is secured by the Plant. On October 15, 2015, we made an additional advance of approximately £150,000 (approximately $232,485 applying exchange rate of 1.550 at October 15, 2015). After construction of the Plant is completed, the Plant operator has agreed to lease the Plant from the lender for a five year term. We have agreed in advance to purchase the lease receivables from the lender. The lease receivables will be secured by the lender’s ownership of the Plant. As of December 31, 2015, we advanced the full amount under this facility. On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced. The lease requires 20 quarterly payments of £41,616 beginning on April 30, 2016.

Collateralized Loan Facility

On February 4, 2015, we entered into a loan facility with a borrower to provide financing up to a maximum borrowing of $5,000,000. The borrower entered into an Export Prepayment Facility Agreement dated as of January 21, 2015 and in connection with the Export Prepayment Facility Agreement, the borrower entered into the loan facility with the Partnership and a third party to provide financing up to a maximum borrowing of $50,000,000, whereby the third party funded a total of $13,500,000 and is the senior lender and the Partnership funded a total of $1,500,000 and is the subordinate lender. The loan facility is secured by the borrower’s rights under the Export Prepayment Facility Agreement. In connection with the loan facility, the Partnership entered into a $1,500,000 promissory note with the borrower. The note accrues interest at LIBOR plus 6.75% per annum and matures on February 4, 2020. The borrower will make 10 semi-annual payments of 10% of the outstanding principal and interest.

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

Medical Equipment Financing

On June 28, 2013, we entered into a $150,000 promissory note to finance the purchase of medical equipment located in Tennessee. The promissory note will be paid through 36 monthly installments of principal and interest of $5,100. The promissory note is secured by the medical equipment and other personal property located at the borrowers principal place of business. The promissory note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the promissory note. As of December 31, 2015, the balance of the equipment note receivable has been repaid in full.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, we entered into a $200,000 promissory note with the same counterparty. The promissory note requires 5 annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, we advanced $100,000. In January 2015, we advanced the remaining $100,000. In June 2015, we received a principal payment of $40,000. For the years ended December 31, 2015 and 2014, the mineral processing equipment note is in non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

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

Smart Safes

On September 15, 2014, we entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interest in equipment. This leasing company has entered into a Master Lease Agreement with another third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million (85% of $20 million) and we agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million (15% of $20 million). As of December 31, 2015, we had advanced a net total of $2,938,065.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Asset Impairments

The significant assets in our investment portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.

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

Equipment Notes and Loans Receivable

Equipment notes and loans receivable are reported in our consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originated notes, if any, are reported as other assets in our consolidated balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Business Overview

Our Offering period commenced on April 2, 2013 and will last until the earlier of (i) April 2, 2016, which is three years from the commencement of our Offering Period, or (ii) the date that we have raised $200,000,000. We are currently in negotiations with additional Selling Dealers to offer our Units for sale. We have been approved for sale under Blue Sky regulations in 50 states and the District of Columbia. During the Offering Period it is anticipated that the majority of our cash inflows will be derived from financing activities and be the direct result of capital contributions from investors.

During our Operating Period, which began on May 29, 2013, the date of our initial closing, we will use the majority of our net offering proceeds from Limited Partner capital contributions to acquire our initial investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and project financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this time-frame we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period we believe the majority of our cash outflows will be from investing activities as we acquire additional investments and to a lesser extend from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental and interest payments.

Results of Operations for the Year Ended December 31, 2015 (“2015”) as compared to the Year Ended December 31, 2014 (“2014”)

We are currently in both our Offering Period and our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period, we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. Through December 31, 2015, we admitted 1,119 Limited Partners with total capital contributions of $55,314,985 resulting in the sale of 55,314.99 Units. We received cash of $53,357,586 and applied $1,957,399 which would have otherwise been paid as sales commission to the purchase of additional Units.

We have also entered our Operating Period, which is defined as the period in which we invest the net proceeds from the Offering Period into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash outflows from investing activities as we acquire leased equipment. We also expect our operating activities to generate cash inflows during this time as we collect rental payments from the leased assets we acquire.

Our revenue for the years ended December 31, 2015 and 2014 is summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenue:
Rental income	$1,726,134	$4,619,188
Finance income	139,754	192,438
Interest income	1,496,067	2,409,283
Income from equipment investment through SPV	4,545,014	—
Investment (loss) income from equity method investments	(350,397)	12,701
(Loss) gain on sale of assets	(254,914)	160,000
Other income	353,100	6,300
Total Revenue	$7,654,758	$7,399,910

For the year ended December 31, 2015, we earned $1,726,134 in rental income. The majority of which was a result of the portfolios of leases obtained by us through the Echo and Echo II transactions, which we sold in June 2015, leaving us with rental income from two operating leases of aircraft rotable parts equipment. We also recognized $1,496,067 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $139,754 in finance income from various finance leases. We also recognized an investment loss of $350,397 from our equity method investments. We also recognized income of $4,545,014 from our equipment investment through SPV. We also recognized a loss on sale of assets of $254,914 from the sale of operating leases and finance leases. The decrease in our rental income, finance income and interest income in 2015 as compared to 2014 is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment loan receivables to a third party in June 2015.

For the year ended December 31, 2014, we earned $4,619,188 in rental income. The majority of which is a result of the portfolios of leases obtained by us through the Echo and Echo II transactions. We also recognized $2,409,283 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $192,438 in finance income from five finance leases. We also recognized $12,701 in equity method investment income. We also recognized a gain on sale of assets of $160,000 from the sale of operating leases and finance leases. As we acquire additional finance leases and operating leases, as well as, additional project financings we believe that our revenue will grow significantly. A substantial portion of our total revenue was a result of the portfolio of leases and equipment loan receivables we obtained in the Echo and Echo II transactions which did not occur until the end of the fourth quarter of 2013 and first quarter of 2014.

Our expenses for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Expenses:
Management fees — Investment Manager	$1,500,000	$1,500,000
Depreciation and amortization	1,641,625	3,193,750
Professional fees	277,640	270,676
Acquisition costs	—	57,381
Administration expense	67,301	45,535
Interest expense	1,676,020	2,268,414
Other expenses	385,069	45,648
Expenses from equipment investment through SPV (including depreciation expense of approx.. $972,000)	5,194,405	—
Total Expenses	$10,742,060	$7,381,404

Foreign currency transaction losses	$61,749	$58,088

For the year ended December 31, 2015, we incurred $10,742,060 in total expenses. There was no increase in management fees paid to our Investment Manager in 2015 as compared to 2014. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $1,641,625 in depreciation and amortization expense. We also incurred $277,640 in professional fees, which is consistent with prior year. In conjunction with the Echo and Echo II transactions, we assumed approximately $19,947,000 non-recourse equipment notes payable with various financial institutions for the equipment held for lease which resulted in $1,676,020 in interest expense during the year ended December 31, 2015. We also incurred expenses of $5,194,405 from our equipment investment through SPV. The decrease in depreciation and amortization and in interest expense in 2015 as compared to 2014 is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment notes to a third party in June 2015. This sale also resulted in us paying off our loans payable resulting in a decrease in interest expense.

For the year ended December 31, 2014, we incurred $7,381,404 in total expenses. We incurred $1,500,000 for management fees paid to our Investment Manager. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. With the addition of the operating leases and initial direct costs from the Echo and Echo II transactions, we recognized $3,193,750 in depreciation and amortization expense. We also incurred $270,676 in professional fees. The increase is primarily attributable to the increase in fees related to audit and income tax compliance. As the size and complexity of our activities grow we expect professional fees will increase accordingly. In conjunction with the Echo and Echo II transactions, we assumed approximately $19,947,000 non-recourse equipment notes payable with various financial institutions for the equipment held for lease which resulted in $2,268,414 in interest expense during the year ended December 31, 2014.

Net Loss

As a result of the factors discussed above, we reported a net loss for the year ended December 31, 2015 of $3,149,051, prior to the allocation for non-controlling interest, as compared to a net loss of $39,582 for the year ended December 31, 2014. The non-controlling interest represents the 20% investment by Fund III in the Echo and Echo II transactions, the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the year ended December 31, 2015, the non-controlling interest recognized a net loss of $86,276 due to its interest in Echo, a net loss of $0 due to its interest in Echo II, net income of $1,383 due to its interest in Alpha and a net loss of $64,939 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash provided by (used in):
Operating activities	$1,240,676	$1,273,675
Investing activities	$(48,209,907)	$(11,377,001)
Financing activities	$47,716,273	$13,992,200

Sources of Liquidity

We are currently in both our Offering Period and our Operating Period. The Offering Period is the time frame in which we raise capital contributions from investors through the sale of our Units. As such, we expect that during our Offering Period a substantial portion of our cash inflows will be from financing activities. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a substantial portion of our cash out-flows will be for investing activities. We believe that cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2015 was $1,240,676 and was primarily driven by the following factors; (i) an increase in accrued interest receivable, (ii) an increase in accrued interest on loans payable from an unrelated insurance company as part of the Echo and Echo II transactions, (iii) depreciation and amortization expense of $1,641,625 and (iv) an increase in minimum rents receivable for finance leases acquired during the period and a net loss on sale of assets of approximately $255,000. Offsetting these fluctuations was a net loss for the year ended December 31, 2015 of approximately $3,149,000, an increase in other assets of approximately $695,000 as well as increases in finance accrued interest. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash in-flows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $48,209,907 for the year ended December 31, 2015. This was related to our equipment investment through SPV of approximately $42,408,000. We received proceeds from the sale of assets of approximately $15,235,000. In addition, we paid approximately $3,400,000 for the purchase of equipment subject to finance leases, respectively. We also paid approximately $746,000 for the purchase of a residual value interest in equipment subject to operating leases and approximately $139,000 for an investment in Informage SQN Technologies. We made additional advances on the collateralized loans receivable of approximately $15,350,000 and received repayments of approximately $5,150,000 from the borrowers during the year. We also paid approximately $7,258,000 for the acquisition of equipment notes receivable. The borrowers repaid approximately $675,000 during the year. The borrowers of our equipment loans receivable made payments of approximately $1,100,000 during the year.

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

Financing Activities

Cash provided by financing activities for the year ended December 31, 2015 was $47,716,273 and was primarily due to cash proceeds received of $34,550,000 from a loan payable in relation to the CONT Feeder and Just Loans transactions as well as approximately $28,673,000 received for the sale of our Units to investors. Offsetting this increase were payments of approximately $2,460,000 for equipment loans with various financial institutions in relation to the Echo and Echo II portfolios, principal payments of approximately $11,305,000 on loans with unrelated lenders, underwriting fees, organizational and offering costs of approximately $3,047,000 and payments for distributions totaling approximately $2,500,000. During the year we also received $4,930,000 from a third party for its portion of the CONT Feeder transaction.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, the equivalent rate of 6.5% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. On July 1, 2014, we paid a quarterly distribution to our Limited Partners at a rate of 7.0% per annum. This distribution rate reflects an increase of 0.5% per annum above the targeted distribution rate of 6.5% per annum. On October 1, 2014, January 1, 2015 and April 1, 2015, we paid a quarterly distribution to our Limited Partners at a rate of 7.1% per annum. This distribution rate reflects an increase of 0.6% per annum above the targeted distribution rate of 6.5% per annum. On July 1, 2015, October 1, 2015 and January 1, 2016, we paid quarterly distributions to our Limited Partners at a rate of 8.0% per annum. This distribution rate reflects an increase of 1.5% per annum above the targeted distribution rate of 6.5% per annum. During the years ended December 31, 2015 and 2014, we made quarterly cash distributions to our Limited Partners totaling approximately $2,500,200 and $817,700, respectively, and we accrued $1,014,328 and $429,140 respectively, for distributions due to Limited Partners which resulted in a Distributions payable to Limited Partners of $1,014,328 and $429,140 at December 31, 2015 and 2014. We made a cash distribution of $15,000 to the General Partner during the year ended December 31, 2015 but did not make a cash distribution to the General Partner during the year ended December 31, 2014; we accrued $29,855 and $12,468, respectively, for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $27,860 and $13,005 at December 31, 2015 and 2014.

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

Off-Balance Sheet Transactions

In conjunction with the Echo transaction, we appointed the seller of the equipment leases as the exclusive remarketing agent of the equipment after the expiration of the existing lease terms. If certain yields were achieved, we were required to pay the seller a remarketing fee. Remarketing proceeds are defined as the proceeds derived from the fixed or month to month extension of any existing lease, the proceeds from the sale of any equipment to the lessee, the proceeds from the sale or re-lease of any equipment to a third party other than the lessee in the event that such equipment is returned by the lessee, or any other proceeds received regarding the equipment.

In conjunction with the Smart Safes transaction, we appointed the leasing company to remarket the equipment after the expiration of each lease schedule. We are not required to pay the seller a remarketing fee when remarketing proceeds are received.

Contractual Obligations

None.

Subsequent Events

Subsequent to December 31, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $247,194. The loan is secured by transportation equipment. Under the terms of the loan agreement, the borrower is required to make 72 monthly payments of principal and interest of $4,697. The loan is scheduled to mature on January 23, 2022.

On January 22, 2016, the Partnership advanced a total of $178,403 for die board cutting equipment on lease.

On January 12, 2016 and February 1, 2016, Juliet funded approximately $63,325 and $295,918, respectively, for two draws under the furniture and fixtures and servers equipment lease.

On February 18, 2016, Juliet received cash of $600,291 as payment in full on two equipment notes receivables.

On February 19, 2016, Juliet funded $2,878,000 in connection with the Just Loans collateralized loan receivable.

On February 26, 2016, the Partnership financed the purchase of transportation equipment totaling approximately $198,000 after applicable exchange rates.

On March 8, 2016, the Partnership loaned $1,992,000 to a California-based LED lighting manufacturer located in California. The loan is secured by manufacturing and testing equipment located at one of the manufacturer’s facilities.

From January 1, 2016 through March 25, 2016, we admitted an additional 267 Limited Partners with total cash contributions of $13,976,611, total capital contributions of $14,355,842 and 14,355.84 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $419,298 and $625,678, respectively.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

SQN AIF IV, L.P. and Subsidiaries

New York, New York

We have audited the accompanying consolidated balance sheets of SQN AIF IV, L.P. and Subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SQN AIF IV, L.P. and Subsidiaries as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

March 30, 2016

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

Assets

Cash and cash equivalents	$4,782,256	$4,035,214
Investments in finance leases, net	3,358,435	1,492,778
Investments in equipment subject to operating leases, net	1,025,127	14,265,326
Equipment notes receivable, including accrued interest of $151,448 and $22,488	11,025,523	4,341,220
Equipment loans receivable, including accrued interest of $0 and $30,448	-	11,429,927
Residual value investment in equipment on lease	2,938,065	2,192,362
Initial direct costs, net of accumulated amortization of $51,055 and $199,396	323,697	313,688
Collaterized loans receivable, including accrued interest of $166,577 and $0	10,370,610	-
Investment in Informage SQN Technologies LLC	649,055	1,231,792
Investment in SQN Helo LLC	1,224,937	-
Equipment investment through SPV	42,408,395	-
Other assets	3,908,546	4,237,124
Total Assets	$82,014,646	$43,539,431

Liabilities and Partners' Equity
Liabilities:
Equipment notes payable, non-recourse	$-	$10,380,386
Loans payable	34,550,746	11,304,675
Accounts payable and accrued liabilities	1,924,212	178,713
Distributions payable to Limited Partners	1,014,328	429,140
Distributions payable to General Partner	27,860	13,005
Security deposits payable	94,942	12,324
Total Liabilities	37,612,088	22,318,243

Commitments and Contingencies	-	-

Partners' Equity (Deficit):
Limited Partners	39,621,119	20,083,196
General Partner	(83,186)	(23,339)
Total Partners' Equity attributable to the Partnership	39,537,933	20,059,857

Non-controlling interest in consolidated entities	4,864,625	1,161,331

Total Equity	44,402,558	21,221,188
Total Liabilities and Partners' Equity	$82,014,646	$43,539,431

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

Revenue:
Rental income	$1,726,134	$4,619,188
Finance income	139,754	192,438
Interest income	1,496,067	2,409,283
Income from equipment investment through SPV	4,545,014	-
Investment (loss) income from equity method investments	(350,396)	12,701
(Loss) gain on sale of assets	(254,914)	160,000
Other income	353,099	6,300
Total Revenue	7,654,758	7,399,910

Expenses:
Management fees - Investment Manager	1,500,000	1,500,000
Depreciation and amortization	1,641,625	3,193,750
Professional fees	277,640	270,676
Acquisition costs	-	57,381
Administration expense	67,301	45,535
Interest expense	1,676,020	2,268,414
Other expenses	385,069	45,648
Expenses from equipment investment through SPV (including depreciation expense of approximately $972,000)	5,194,405	-
Total Expenses	10,742,060	7,381,404
Foreign currency transaction losses	61,749	58,088
Net loss	(3,149,051)	(39,582)

Net (loss) income attributable to non-controlling interest in consolidated entities	(149,832)	135,636
Net loss attributable to the Partnership	$(2,999,219)	$(175,218)

Net loss attributable to the Partnership
Limited Partners	$(2,969,227)	$(173,466)
General Partner	(29,992)	(1,752)
Net loss attributable to the Partnership	$(2,999,219)	$(175,218)

Weighted average number of limited partnership interests outstanding	38,284.68	16,301.74

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(77.56)	$(10.64)

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Partners’ Equity

Years Ended December 31, 2014 and 2013

	Limited
	Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest
Balance, January 1, 2014	7,587.65	$5,645,889	$(9,119)	$5,099,313	$555,695

Limited Partners' capital contributions	18,856.36	18,856,356	-	18,856,356	-
Non-controlling interest contribution to consolidated entities	-	470,000	-	-	470,000
Offering expenses	-	(491,043)	-	(491,043)	-
Underwriting fees	-	(1,863,935)	-	(1,863,935)	-
Net (loss) income	-	(39,582)	(1,752)	(173,466)	135,636
Distributions to partners	-	(1,259,314)	(12,468)	(1,246,846)	-
Redemption of initial Limited Partners' contributions	-	(97,183)	-	(97,183)	-

Balance, December 31, 2014	26,444.01	21,221,188	(23,339)	20,083,196	1,161,331

Limited Partners' capital contributions	28,871.98	28,871,979	-	28,871,979	-
Non-controlling interest contribution to consolidated entities	-	4,929,564	-	-	4,929,564
Offering expenses	-	(380,306)	-	(380,306)	-
Underwriting fees	-	(2,866,380)	-	(2,866,380)	-
Net loss	-	(3,149,051)	(29,992)	(2,969,227)	(149,832)
Distributions to partners	-	(3,015,260)	(29,855)	(2,985,405)	-
Redemption of non-controlling interest to consolidated entities	-	(1,076,438)	-	-	(1,076,438)
Redemption of initial Limited Partners' contributions	-	(132,738)	-	(132,738)	-

Balance, December 31, 2015	55,315.99	$44,402,558	$(83,186)	$39,621,119	$4,864,625

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(3,149,051)	$(39,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(139,754)	(192,438)
Accrued interest income	(1,261,266)	(1,888,347)
Investment loss (income) from equity method investments	350,396	(12,701)
Depreciation and amortization	1,641,625	3,193,750
Loss (gain) on sale of assets	254,914	(160,000)
Rental income adjustment for Echo and Echo II	186,048	-
Foreign currency transaction gains	54,101	(4,317)
Change in operating assets and liabilities:
Minimum rents receivable	491,410	611,449
Accrued interest income	963,523	1,516,233
Other assets	695,439	(2,373,633)
Accounts payable and accrued liabilities	1,745,499	(38,691)
Unearned income	-	(82,024)
Due to SQN Securities, LLC	-	(10,797)
Security deposits payable	82,618	12,324
Accrued interest on note payable	(674,826)	742,449

Net cash provided by operating activities	1,240,676	1,273,675

Cash flows from investing activities:
Cash paid for purchase of equipment subject to operating leases	-	(4,336,148)
Purchase of finance leases	(3,362,682)	(2,582,377)
Purchase of residual value investments of equipment subject to lease	(745,703)	(2,192,362)
Cash paid for initial direct costs	(277,292)	(180,584)
Cash paid for collateralized loans receivable	(15,354,033)	(2,686,056)
Cash received from collateralized loans receivable	5,150,000	3,008,056
Cash paid for equipment loans receivable	-	(5,836,265)
Cash received from equipment loans receivable	1,128,812	2,851,286
Proceeds from sale of leased assets	15,234,421	3,080,993
Investment in Informage SQN Technologies	(138,532)	(1,219,091)
Proceeds from Informage SQN Technologies	610,936	-
Investment in SQN Helo	(1,465,000)	-
Equipment investment through SPV	(42,408,395)	-
Cash paid for equipment notes receivable	(7,257,621)	(1,562,375)
Repayment of equipment notes receivable	675,182	277,922

Net cash used in investing activities	(48,209,907)	(11,377,001)

Cash flows from financing activities:
Cash received from loan payable	34,550,746	9,500,000
Repayments of loan payable	(11,304,675)	(4,995,324)
Cash paid to financial institutions for equipment notes payable	(2,460,262)	(6,568,965)
Cash received from non-controlling interest contribution	4,929,564	470,000
Cash received from Limited Partner capital contributions	28,178,084	18,133,012
Cash paid for Limited Partner distributions	(2,500,217)	(817,706)
Cash paid for Initial Limited Partners contribution redemption	(32,738)	(97,183)
Cash paid for General Partner distributions	(15,000)	-
Cash paid for non-controlling interest distributions	(1,076,438)	-
Cash paid for underwriting fees	(2,172,485)	(1,140,591)
Cash paid for offering costs	(380,306)	(491,043)

Net cash provided by financing activities	47,716,273	13,992,200

Net increase in cash and cash equivalents	747,042	3,888,874
Cash and cash equivalents, beginning of period	4,035,214	146,340

Cash and cash equivalents, end of period	$4,782,256	$4,035,214

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014

Supplemental disclosure of other cash flow information:
Cash paid for interest	$351,678	$1,159,611

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in lease purchase agreement	$-	$11,447,351
Units issued as underwriting fee discount	$693,895	$723,344
Distributions payable to General Partner	$29,855	$12,468
Distributions payable to Limited Partners	$1,014,328	$429,140
Reclassification of equipment subject to operating leases to other assets	$(181,778)	$(1,735,991)
Increase in equipment loans receivable	$(108,636)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

Notes to Consolidated Financial Statements

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

On December 6, 2013, the Partnership formed a special purpose entity SQN Echo LLC (“Echo”), a limited liability company registered in the state of Delaware which was 80% owned by the Partnership and 20% by SQN Alternative Investment Fund III L.P. (“Fund III”), an entity also sponsored by the Partnership’s Investment Manager. The Partnership originally contributed $2,200,000 to purchase the 80% share of Echo. Fund III contributed $550,000 to purchase a 20% share of Echo which was presented as non-controlling interest on the consolidated financial statements. On December 20, 2013, Echo entered into an agreement with a third party for the purchase of two portfolios of leases for $17,800,000. The first portfolio consisted of various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the consolidated financial statements. Echo paid approximately $9,300,000 in cash and assumed approximately $8,500,000 in non-recourse equipment notes payable. In February 2014, the Partnership funded an additional $480,000 into Echo (at the same time, an additional $120,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo sold all lease portfolios to a third party. The third party paid total cash proceeds of $6,001,324 and assumed related outstanding debt of $3,466,663. The net book value of lease portfolios at the time of sale was $9,978,526, which resulted in the Partnership recognizing a U.S. GAAP loss of $510,539, and a yield on investment of 11.603% which exceeded the originally projected yield of 10%. The Partnership received approximately $2,822,831 in cash from Echo.

On March 26, 2014, the Partnership formed a special purpose entity SQN Echo II, LLC (“Echo II”), a limited liability company registered in the state of Delaware which was 80% owned by the Partnership and 20% by Fund III. The Partnership originally contributed $800,000 to purchase the 80% share of Echo II. Fund III contributed $200,000 to purchase a 20% share of Echo II which was presented as non-controlling interest on the consolidated financial statements. On March 28, 2014, Echo II entered into an agreement with a third party for the purchase of two portfolios of leases for approximately $21,863,000. The first portfolio consisted of (i) various types of equipment including material handling, semiconductor test and manufacturing equipment, computer, medical, and telecommunications equipment and (ii) direct finance leases in medical equipment. The second portfolio consisted of lease financings, which were accounted for as loans receivable in the consolidated financial statements. Echo II paid approximately $10,416,000 in cash and assumed approximately $11,447,000 in non-recourse equipment notes payable. In June 2014, the Partnership funded an additional $600,000 into Echo II (at the same time, an additional $150,000 was funded by Fund III) to decrease the principal of the debt originally obtained to finance the acquisition and reduce the interest rate. In June 2015, Echo II sold all lease portfolios to a third party. The third party paid total cash proceeds of $7,825,000 and assumed related outstanding debt of $5,041,652. The net book value of lease portfolios at the time of sale was $12,902,075, which resulted in the Partnership recognizing a U.S. GAAP loss of $35,423, and a yield on investment of 14.083% which exceeded the originally projected yield of 10%. The Partnership received approximately $1,517,202 in cash from Echo II.

On January 19, 2015, the Investment Manager, through a wholly-owned subsidiary, entered into an agreement to acquire the leasing division of Summit Asset Management Limited (“Summit Asset Management”). Upon the acquisition, the Origination and Servicing Agreement between the Investment Manager and Summit Asset Management was terminated. From January 1, 2015, all activities of Summit Asset Management are conducted under SQN Capital Management (UK) Limited (“SQN UK”). Where Summit Asset Management was previously the servicer on transactions sold to the Partnership, SQN UK will now act as servicer.

On June 3, 2015, SQN Alpha, LLC (“Alpha”), a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN Portfolio Acquisition Company, LLC (“SQN PAC”), acquired a promissory note with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard assets and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Participation A”), the Partnership (“Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral (“Promissory Note”); Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the Promissory Note. Participation A’s interest is senior to Participation B’s interest. Since the Partnership bears the primary risks and rewards of Alpha, the Partnership consolidates Alpha into the consolidated financial statements. SQN PAC’s 67.5% investment in Alpha is presented as non-controlling interest on the consolidated financial statements.

On December 2, 2015, the Partnership formed a special purpose entity SQN Juliet, LLC (“Juliet”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On December 29, 2015, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matures on December 29, 2016. On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. On December 29, 2015, a participation agreement was entered into between a third party (“Participation A”), the Partnership (“Participation B”), and Juliet. In connection with the participation agreement, the Partnership assigned to Juliet various finance leases and equipment notes receivables with a total value equal to $4,866,750. Under the agreement, Juliet created two collateralized participation interests for the underlying loans (“Underlying Loans”); Participation A’s principal balance is $3,071,000 and accrues interest at 8.5% per annum and Participation B’s principal balance is the value of their assigned finance leases and equipment notes receivable of $4,866,750. Participation A’s interest is senior to Participation B’s interest.

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with the Partnership and a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels, for an aggregate investment of $28,266,789. Marine contributed cash of $12,135,718 and entered into two loans payable with separate third parties of $7,500,000 and $9,604,091. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels, and entered into a separate note payable with an unrelated third party of $14,375,654. Marine bears the risks and rewards of ownership of CONT Feeder and therefore Marine consolidates the financial statements of CONT Feeder. Since the Partnership bears the primary risks and rewards of Marine, the Partnership consolidates Marine into the consolidated financial statements. A third party contributed $3,140,754 to purchase a 10% share of CONT Feeder which is presented as non-controlling interest on the consolidated financial statements.

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). On October 1, 2013, the Partnership made its first quarterly distribution to its Limited Partners totaling approximately $53,700. On July 1, 2014, the Partnership paid a quarterly distribution to its Limited Partners at a rate of 7.0% per annum. This distribution rate reflects an increase of 0.5% per annum above the targeted distribution rate of 6.5% per annum. On October 1, 2014, January 1, 2015 and April 1, 2015, the Partnership paid a quarterly distribution to its Limited Partners at a rate of 7.1% per annum. This distribution rate reflects an increase of 0.6% per annum above the targeted distribution rate of 6.5% per annum. On July 1, 2015, October 1, 2015 and January 1, 2016, the Partnership paid a quarterly distribution to its Limited Partners at a rate of 8.0% per annum. This distribution rate reflects an increase of 1.5% per annum above the targeted distribution rate of 6.5% per annum. During the years ended December 31, 2015 and 2014, the Partnership declared quarterly cash distributions to its Limited Partners totaling $2,500,217 and $817,706, respectively, and accrued $1,014,328 and $429,140 respectively, for distributions due to Limited Partners which resulted in a Distributions payable to Limited Partners of $1,014,328 and $429,140 at December 31, 2015 and 2014. The Partnership declared a cash distribution of $15,000 to the General Partner during the year ended December 31, 2015 but did not make a cash distribution to the General Partner during the year ended December 31, 2014; and accrued $29,855 and $12,468, respectively, for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $27,860 and $13,005 at December 31, 2015 and 2014.

From May 29, 2013 through December 31, 2015, the Partnership has admitted 1,119 Limited Partners with total capital contributions of $55,314,985 resulting in the sale of 55,314.99 Units. The Partnership received cash contributions of $53,357,586 and applied $1,957,399 which would have otherwise been paid as sales commission to the purchase of 1,957.40 additional Units.

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

Non-controlling interest represents the minority equity holders’ investment in Echo, Echo II, Alpha and CONT Feeder plus the minority’s share of the net operating results and other components of equity relating to the non-controlling interest.

Variable interests are investments or other interests that absorb portions of a variable interest entity’s (“VIE”) expected losses or receive portions of the Partnership’s expected residual returns and are contractual, ownership, or other pecuniary interests in a VIE that change with changes in the fair value of the VIE. An entity is considered to be a VIE if any of the following conditions exist. (1) The total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support; or (2) As a group, the holders of equity investments at risk lack any of the three characteristics of a controlling financial interest:(a) The direct or indirect ability through voting or similar rights to make decisions that have a significant effect on the success of the legal entity. The equity holders at risk are deemed to lack this characteristic if: i. the voting rights of some investors are not proportional to their obligation to absorb the expected losses of the legal entity or rights to receive expected residual returns; and ii. substantially all of the legal entity’s activities are either involved with or are conducted on behalf of an investor that has disproportionately few voting rights (b) The obligation to absorb the expected losses of the legal entity (c) The right to receive the expected residual returns of the legal entity. An entity that is determined to be a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly affect the VIE’s economic performance (“Power”) and the obligation to absorb losses of, or the right to receive benefits from the VIE, that could potentially be significant to the VIE (“Benefits”). The determination of whether a reporting entity is the primary beneficiary involves complex and subjective analyses.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2015 and 2014, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded on the books are deemed collectible.

Equipment Notes and Loans Receivable — Equipment notes and loans receivable are reported in the consolidated financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the consolidated financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Initial Direct Costs — The Partnership capitalizes initial direct costs associated with the origination and funding of lease assets. These costs are amortized on a lease by lease basis over the actual contract term of each lease using the effective interest rate method for finance leases and the straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as incurred as acquisition expense.

Equity Method — The Partnership records its 24.5% investment in Informage SQN Technologies LLC and its 50% investment in SQN Helo, LLC using the equity method of accounting. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting. The Partnership’s portion of earnings in the investee are recorded as an increase in its investment and recognized in the consolidated statements of operations, and any distributions received from the investee are recorded as a reduction in its investment.

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

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2015 and 2014, and does not expect any material adjustments to be made. The tax years 2015, 2014 and 2013 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

Per Share Data — Net income or loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding is calculated as follows; the net income or loss allocable to the Limited Partners divided by the weighted average number of limited partnership interests outstanding during the period.

Foreign Currency Transactions — The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currencies. Accordingly, certain assets and liabilities are translated at either the reporting period exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the consolidated statements of operations.

Depreciation — The Partnership, and all consolidated entities, records depreciation expense on equipment when the lease is classified as an operating lease. In order to calculate depreciation, the Partnership first determines the depreciable equipment cost, which is the cost less the estimated residual value. The estimated residual value is the Partnership’s estimate of the value of the equipment at lease termination. Depreciation expense is recorded by applying the straight-line method of depreciation to the depreciable equipment cost over the lease term.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current U.S. GAAP by reducing the number of consolidation models. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

3. Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2015.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the years ended December 31, 2015 and 2014, the Partnership paid $1,500,000 in management fee expense to the Investment Manager.

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

For the years ended December 31, 2015 and 2014, the Partnership incurred the following transactions with Securities:

	Year Ended December 31, 2015	Year Ended December 31, 2014

Balance - beginning of year	$—	$10,797
Underwriting fees earned by Securities	845,343	543,990
Payments by the Partnership to Securities	(845,343)	(554,787)

Balance - end of year	$—	$—

For the years ended December 31, 2015 and 2014, the Partnership incurred the following underwriting fee transactions:

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Underwriting discount incurred by the Partnership	$693,895	$723,344
Underwriting fees earned by Securities	845,343	543,990
Underwriting fees paid to outside brokers	1,327,142	596,601
Total underwriting fees	$2,866,380	$1,863,935

4. Investments in Finance Leases

At December 31, 2015 and 2014, net investments in finance leases consisted of the following:

	2015	2014
Minimum rents receivable	$4,007,515	$1,389,721
Estimated unguaranteed residual value	113,363	360,000
Unearned income	(762,443)	(256,943)

	$3,358,435	$1,492,778

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a new finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950.

Manufacturing Equipment

On October 7, 2015, the Partnership entered into a new finance lease transaction for manufacturing equipment for $58,000 (“SCHWRD 1”). The equipment is subject to a 60 month lease with a Connecticut-based engraving, decal and die manufacturing company. The finance lease requires 60 monthly payments of $1,277. On December 29, 2015, the Partnership entered into a second finance lease transaction for manufacturing equipment for $94,300 (“SCHWRD 2”). The finance lease requires 60 monthly payments of $2,077. On December 30, 2015, the Partnership assigned the SCHWRD 1 finance lease to Juliet.

Computer Networking Equipment

On September 1, 2015, the Partnership entered into a new finance lease transaction for computer networking equipment for $446,677 (“Comp Net 1”). The Comp Net 1 finance lease requires 36 monthly payments of $14,195. On October 30, 2015, the Partnership entered into a second finance lease transaction for computer networking equipment for $297,689 (“Comp Net 2”). The Comp Net 2 finance lease requires 36 monthly payments of $9,460. On December 29, 2015, the Partnership entered into a third finance lease transaction for computer networking equipment for $389,266 (“Comp Net 3”). The Comp Net 3 finance lease requires 36 monthly payments of $12,456. On December 30, 2015, the Partnership assigned the Comp Net 1 and Comp Net 2 finance leases to Juliet.

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

Medical Equipment

On March 31, 2014, the Partnership entered into a finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. On December 30, 2015, the Partnership assigned this finance lease to Juliet.

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

The composition of the equipment subject to operating leases of the Partnership as of December 31, 2015 and in the Echo and Echo II transactions as of December 31, 2014 is as follows:

December 31, 2015:

As of December 31, 2015, Echo and Echo II did not hold equipment subject to operating leases, as all portfolio assets were sold.

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft equipment	$1,330,616	$305,489	$1,025,127
	$1,330,616	$305,489	$1,025,127

December 31, 2014:

The December 31, 2014, equipment subject to operating leases reflect the portfolio assets held within Echo and Echo II.

Description	Cost Basis	Accumulated Depreciation	Net Book Value
Agricultural equipment	$807,239	$125,677	$681,562
Aircraft equipment	3,469,297	250,394	3,218,903
Computer equipment	671,809	233,776	438,033
Forklifts and fuels cells	7,188,160	1,166,572	6,021,588
Heavy equipment	3,047,443	435,563	2,611,880
Industrial	518,399	97,295	421,104
Machine tools	556,686	68,778	487,908
Medical	518,588	134,240	384,348
	$16,777,621	$2,512,295	$14,265,326

Depreciation expense for the years ended December 31, 2015 and 2014 was $1,374,342 and $3,010,407, respectively.

6. Equipment Notes Receivable

Medical Equipment

On June 28, 2013, the Partnership entered into a $150,000 promissory note to finance the purchase of medical equipment located in Tennessee. The promissory note is repaid through 36 monthly installments of principal and interest of $5,100. The promissory note is secured by the medical equipment and other personal property located at the borrowers principal place of business. The promissory note is guaranteed personally by the officer of the borrower who will make all required note payments if the borrower is unable to perform under the promissory note. For the years ended December 31, 2015 and 2014, the medical equipment note earned interest income of $8,621 and $14,991, respectively. As of December 31, 2015, the balance of the equipment note receivable has been repaid in full.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the years ended December 31, 2015 and 2014, the mineral processing equipment note is in non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the years ended December 31, 2015 and 2014, the equipment note earned interest income of $41,496 and $32,865, respectively.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. For the years ended December 31, 2015 and 2014, the medical equipment note earned interest income of $85,038 and $1,997, respectively. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet.

Anaerobic Digestion Plant

On April 1, 2015, the Partnership entered into a loan facility with a borrower. Under the terms of the loan facility, the Partnership agreed to provide the borrower with financing in an amount up to £310,000 (approximately $475,000 applying various exchange rates) in connection with the construction financing of a waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. The loan facility accrues interest at a rate of 12% per annum and has a final repayment date of July 31, 2015. The loan facility was extended until completion of the Plant. The loan facility is secured by the Plant. On October 15, 2015, the Partnership made an additional advance of approximately £150,000 (approximately $232,485 applying exchange rate of 1.550 at October 15, 2015). After construction of the Plant is completed, the Plant operator has agreed to lease the Plant from the lender for a five year term. The Partnership has agreed in advance to purchase the lease receivables from the lender. The lease receivables will be secured by the lender’s ownership of the Plant. As of December 31, 2015, the Partnership advanced the full amount under this facility. For the year ended December 31, 2015, the equipment note earned interest income of $45,719. On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced. The lease requires 20 quarterly payments of £41,616 beginning on April 30, 2016.

Computer Networking Equipment

On June 10, 2015, the Partnership entered into a loan facility to provide financing up to a maximum borrowing of $1,000,000. The loan facility was secured by computer networking equipment. Under this loan facility, in June 2015, the Partnership advanced $319,147 to the borrower (“Loan Schedule 01”). In September 2015, the Partnership advanced another $319,147 to the borrower (“Loan Schedule 02”). Each loan schedule requires 36 monthly payments of approximately $10,200, accrues interest at a rate of 16.85% per annum and has a final balloon payment of approximately $48,000. Loan Schedule 01 and Loan Schedule 02 have final repayment dates of April 1, 2018 and August 1, 2018, respectively. For the year ended December 31, 2015, the equipment notes earned interest income of $42,004. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. For the year ended December 31, 2015, the equipment note earned interest income of $1,631. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. For the year ended December 31, 2015, the equipment notes earned interest income of $3,232. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. For the year ended December 31, 2015, the equipment notes earned interest income of $23,579. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet.

Furniture and Fixtures and Server Equipment

On August 5, 2015, the Partnership entered into a Master Equipment Lease agreement to lease approximately $2,700,000 of servers, fixtures and furniture to a third party lessee, an innovative provider of professional office environments. The lessee is required to make monthly payments until all equipment has been delivered and accepted by the lessee. After lease commencement, the equipment will be leased for a 3 year term. At lease maturity the lessee has the option to purchase the equipment for a fixed purchase price. All of the lessee’s obligations under the lease are guaranteed by the lessee’s parent company. As of December 31, 2015, the Partnership funded approximately $1,797,763 under the eight draws under the Master Equipment Lease agreement. For the year ended December 31, 2015, the equipment note earned interest income of $76,880. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789. The loan is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018. For the year ended December 31, 2015, the equipment note earned interest income of $136.

Just Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. On December 29, 2015, Juliet advanced a total of $2,974,000 to the borrowers.

The future principal maturities of the Partnership’s equipment notes receivable at December 31, 2015 are as follows:

Years ending December 31,
2016	$7,138,947
2017	1,462,965
2018	1,166,995
2019	905,168
2020	200,000
Total	$10,874,075

7. Equipment loans receivable

In June 2015, Echo and Echo II sold all their operating leases to a third party. See Note 1 for detailed information on these sales. As a result, as of December 31, 2015, the Partnership did not hold any equipment loans receivable.

On December 20, 2013, Echo entered into an agreement for the purchase of two portfolios of leases for a combined total purchase price of $17,800,000. One of the portfolios consisted of approximately $6,600,000 of equipment loans receivable. The loans accrued interest at a rate of 10%. For the years ended December 31, 2015 and 2014, the Partnership earned $192,642 and $537,072 of interest income, respectively.

On March 28, 2014, Echo II entered into an agreement with the same party as the Echo transaction for the purchase of two portfolios of leases for a combined total purchase price of $21,863,000. One of the portfolios consisted of approximately $12,400,000 of equipment loans receivable. The loans accrued interest at a rate of 10%. For the years ended December 31, 2015 and 2014, the Partnership earned $270,455 and $893,741 of interest income, respectively.

8. Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to acquire cash handling machines known as Smart Safes having an Original Equipment Cost (“OEC”) of $20,000,000. This leasing company has entered into a Master Lease Agreement with another third party to lease the Smart Safes under one or more lease schedules each having a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17,000,000 (85% of $20,000,000) and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3,000,000 (15% of $20,000,000). As of December 31, 2015, the Partnership had advanced a net total of $2,938,065.

9. Collateralized Loan Receivable

On February 4, 2015, the Partnership entered into a loan facility with a borrower to provide financing up to a maximum borrowing of $5,000,000. The borrower entered into an Export Prepayment Facility Agreement dated as of January 21, 2015 and in connection with the Export Prepayment Facility Agreement, the borrower entered into the loan facility with the Partnership and a third party to provide financing up to a maximum borrowing of $50,000,000, whereby the third party funded a total of $13,500,000 and is the senior lender and the Partnership funded a total of $1,500,000 and is the subordinate lender. The loan facility is secured by the borrower’s rights under the Export Prepayment Facility Agreement. In connection with the loan facility, the Partnership entered into a $1,500,000 promissory note with the borrower. The note accrues interest at LIBOR plus 6.75% per annum and matures on February 4, 2020. The borrower will make 10 semi-annual payments of 10% of the outstanding principal and interest. For the year ended December 31, 2015, the promissory note earned $94,195 of interest income.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Participation A”), the Partnership (“Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Participation A’s principal contribution is $1,788,750 and accruses interest at 9% per annum and Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Participation A’s interest is senior to Participation B’s interest. For the year ended December 31, 2015, the Alpha Participation B earned $75,596 of interest income.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. For the year ended December 31, 2015, the Loan Note Instrument earned $125,999 of interest income.

On September 30, 2015, the Partnership entered into a loan agreement and a $5,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on September 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the borrower which include equipment leases, direct hard asset and infrastructure investments, and other securities. On November 3, 2015, the Partnership received cash of $5,082,192 ($5,000,000 of principal and $82,092 of interest) as payment in full of this collateralized loan receivable. On December 28, 2015, the Partnership entered into a $2,000,000 promissory note with the borrower, with similar terms as above. For the year ended December 31, 2015, the promissory note earned $1,808 of interest income.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment that will be located a newly constructed lumber mill in Texas. Repayment of the facility is also secured by the lumber mill as well as the real property on which the lumber mill is to be situated. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility.

10. Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN PAC, and a third party formed a special purpose entity, Informage SQN Technologies, LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of December 31, 2015, the Partnership has advanced a total of $1,357,622. During the year ended December 31, 2015, the Partnership received a return of capital of $610,936. For the years ended December 31, 2015 and 2014, the Partnership recorded investment loss of $110,333 and investment income of $12,701, respectively, for its proportionate share of Informage SQN’s earnings under the equity method pursuant to U.S. GAAP.

11. Investment in SQN Helo LLC

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager, and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each own 50% of SQN Helo. The Partnership accounts for its investment in SQN Helo using the equity method. As of December 31, 2015, the Partnership has advanced a total of $1,465,000. For the year ended December 31, 2015, the Partnership recorded investment loss of $240,063, for its proportionate share of SQN Helo’s net loss under the equity method pursuant to U.S. GAAP.

12. Equipment Investment through SPV

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the year ended December 31, 2015, CONT Feeder recorded income of approximately $4,545,000 from charter rental fees less total expenses of $5,194,000, consisting of ship operating expenses, of approximately $2,164,000, ship management fees and charter commissions fees of approximately $772,000, general and administrative expenses, of approximately $1,167,000, depreciation expense, of approximately $972,000 and interest expense of approximately $82,000 resulting in a net loss of approximately $649,000.

13. Other Assets

Other assets primarily include $2,610,959 related to a collateralized loan facility, of which the Partnership received payment in January 2016, and $1,061,271 related to the Partnership’s equipment investment through SPV.

14. Equipment Notes Payable

In June 2015, Echo and Echo II sold all their operating leases to a third party. See Note 1 for detailed information on these sales. As a result, as of December 31, 2015, the Partnership did not hold any equipment notes payable.

In connection with the Echo and Echo II transactions, Echo and Echo II assumed approximately $8,500,000 and $11,447,000, respectively, in non-recourse debt in connection with the acquisition of portfolios of assets subject to lease. The debt was held by multiple lenders with interest rates which ranged from 2.75% to 9.25%. The notes were secured by the underlying assets of each lease.

15. Loans Payable

In connection with the Just Loans transaction, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matures on December 29, 2016.

In connection with the CONT Feeder transaction, Marine borrowed $7,500,000 and $9,604,091 in the form of a senior participation instrument with a third party and the third party’s affiliate. The senior participation instrument accrues interest at the rate of 10% per annum and matures on December 16, 2020. The senior participants, as collateral, have a first priority security interest in all of the assets acquired by CONT Feeder as well as a senior participation interest in the proceeds from the assets, while Marine has a junior participation interest until the loan is repaid in full. All of the cash received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated repayment term for the principal.

In connection with the acquisition of container vessels, CONT Feeder borrowed $14,375,654 from third parties.

In June 2015, Echo and Echo II sold all their operating leases to a third party. See Note 1 for detailed information on these sales. As of December 31, 2015, the Partnership, through Echo and Echo II, did not hold any loans payable since Echo and Echo II paid off these loans in full.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$10,874,075	$10,791,180	$4,318,732	$4,396,712
Equipment loans receivable	$—	$—	$11,399,479	$11,399,479
Collateralized loans receivable	$10,204,033	$10,049,441	$—	$—

Liabilities:
Equipment notes payable	$—	$—	$10,380,386	$10,380,386
Loans payable	$34,550,746	$34,550,746	$11,304,675	$10,984,066

17. Income Tax Reconciliation (unaudited)

As of December 31, 2015 and 2014, total Partners’ Equity attributable to the Partnership included in the consolidated financial statements was $39,537,933 and $20,059,857, respectively. As of December 31, 2015 and 2014, total Partners’ equity for federal income tax purposes was $39,537,933 and $19,170,521, respectively. The primary differences are organizational and offering expenses and distribution expenses, which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income tax purposes for the years ended December 31, 2015 and 2014:

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014
Net loss per consolidated financial statements	$(2,999,219)	$(175,218)
Depreciation and amortization	(125,388)	—
Gain on sale of partnership interest	82,705	—
Income from domestic partnerships	242,353	—
Interest income for tax purposes only	626,657	—
Guaranteed payments	1,500,000	—
Other book/tax differences	203,281	—
Income attributable to non-controlling interest	—	135,636
Organizational costs	—	51,155
SQN Echo LLC	—	998,317

Net income (loss) for federal income tax purposes	$(469,611)	$1,009,890

18. Indemnifications

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

19. Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2015
Total revenue	$1,665,114	$671,576	$231,878	$5,086,190	$7,654,758

Net loss allocable to Limited Partners	$(174,541)	$(662,139)	$(383,210)	$(1,749,337)	$(2,969,227)
Weighted average number of limited partnership interests outstanding	29,035.58	33,750.85	40,521.23	49,453.14	38,284.68
Net loss attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(6.01)	$(19.62)	$(9.46)	$(35.37)	$(77.56)

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2014
Total revenue	$1,215,127	$1,898,887	$2,559,864	$1,726,032	$7,399,910

Net (loss) income allocable to Limited Partners	$(150,748)	$(250,088)	$372,374	$(145,004)	$(173,466)
Weighted average number of limited partnership interests outstanding	9,062.09	12,652.66	19,314.82	23,982.31	16,301.74
Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(16.64)	$(19.77)	$19.28	$(6.05)	$(10.64)

20. Business Concentrations

For the year ended December 31, 2015, the Partnership had three leases which accounted for approximately 20%, 19% and 15% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2014, the Partnership had two leases, which accounted for approximately 23% and 12% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2015, the Partnership had four leases which accounted for approximately 32%, 26%, 16%, and 13% of the Partnership’s income derived from finance leases. For the year ended December 31, 2014, the Partnership had four leases which accounted for approximately 38%, 26%, 14%, and 14% of the Partnership’s income derived from finance leases. For the year ended December 31, 2015, the Partnership had one lessee which accounted for approximately 11% of the Partnership’s interest income. For the year ended December 31, 2014, the Partnership had two lessees which accounted for approximately 19% and 11% of the Partnership’s interest income.

At December 31, 2015, the Partnership had three lessees which accounted for approximately 45%, 31%, and 15% of the Partnership’s investment in finance leases. At December 31, 2014, the Partnership had three lessees which accounted for approximately 46%, 24%, and 20% of the Partnership’s investment in finance leases. At December 31, 2015, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At December 31, 2014, the Partnership had two lessees which accounted for approximately 21% and 16% of the Partnership’s investment in operating leases.

At December 31, 2015, the Partnership had three lessees which accounted for approximately 28%, 27% and 17% of the Partnership’s investment in equipment notes receivable. At December 31, 2014, the Partnership had two lessees which accounted for approximately 69% and 15% of the Partnership’s investment in equipment notes receivable. At December 31, 2015, the Partnership had five lessees which accounted for approximately 26%, 23%, 19%, 19% and 13% of the Partnership’s investment in collateralized loans receivable. At December 31, 2014, the Partnership had one lessee, which accounted for approximately 18% of the Partnership’s investment in equipment loans receivable.

21. Geographic Information

Geographic information for revenue for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31, 2015
	United States	Europe	Mexico	Total
Revenue:
Rental income	$1,726,134	$—	$—	$1,726,134
Finance income	$90,285	$49,469	$—	$139,754
Interest income	$1,450,203	$45,864	$—	$1,496,067
Income from equipment investment through SPV	$—	$4,545,014	$—	$4,545,014
Investment loss	$(350,396)	$—	$—	$(350,396)
Loss on sale of assets	$(254,914)	$—	$—	$(254,914)
Other income	$353,099	$—	$—	$353,099

	Year Ended December 31, 2014
	United States	Europe	Mexico	Total
Revenue:
Rental income	$4,619,188	$—	$—	$4,619,188
Finance income	$114,963	$77,475	$—	$192,438
Interest income	$1,923,811	$—	$485,472	$2,409,283
Investment income	$12,701	$—	$—	$12,701
Gain on sale of assets	$160,00	$—	$—	$160,000
Other income	$6,300	$—	$—	$6,300

Geographic information for long-lived assets at December 31, 2015 and 2014 was as follows:

	December 31, 2015
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$2,839,853	$518,582	$—	$3,358,435
Investments in equipment subject to operating leases, net	$1,025,127	$—	$—	$1,025,127
Equipment notes receivable, including accrued interest	$5,008,176	$2,974,000	$3,043,347	$11,025,523
Equipment investment through SPV	$—	$42,408,395	$—	$42,408,395
Collateralized loan receivable, including accrued interest	$6,030,578	$4,340,032	$—	$10,370,610

	December 31, 2014
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$1,268,085	$224,693	$—	$1,492,778
Investments in equipment subject to operating leases, net	$14,265,326	$—	$—	$14,265,326
Equipment notes receivable, including accrued interest	$1,358,372	$—	$2,983,347	$4,341,220
Equipment loans receivable, including accrued interest	$11,429,927	$—	$—	$11,429,927

22. Commitments and Contingencies

As of December 31, 2015, the Partnership does not have any unfunded commitments for any investments.

23. Subsequent Events

Subsequent to December 31, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $247,194. The loan is secured by transportation equipment. Under the terms of the loan agreement, the borrower is required to make 72 monthly payments of principal and interest of $4,697. The loan is scheduled to mature on January 23, 2022.

On January 22, 2016, the Partnership advanced a total of $178,403 for die board cutting equipment on lease.

On January 12, 2016 and February 1, 2016, Juliet funded approximately $63,325 and $295,918, respectively, for two draws under the furniture and fixtures and servers equipment lease.

On February 18, 2016, Juliet received cash of $600,291 as payment in full on two equipment notes receivables.

On February 19, 2016, Juliet funded $2,878,000 in connection with the Just Loans collateralized loan receivable.

On February 26, 2016, the Partnership financed the purchase of transportation equipment totaling approximately $198,000 after applicable exchange rates.

On March 8, 2016, the Partnership loaned $1,992,000 to a California-based LED lighting manufacturer located in California. The loan is secured by manufacturing and testing equipment located at one of the manufacturer’s facilities.

From January 1, 2016 through March 25, 2016, the Partnership admitted an additional 267 Limited Partners with total cash contributions of $13,976,611, total capital contributions of $14,355,842 and 14,355.84 Units. The Partnership paid or accrued an underwriting fee to Securities and outside brokers totaling $419,298 and $625,678, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2015, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2015, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our General Partner

Our General Partner is SQN AIF IV GP, LLC, a Delaware limited liability company and was formed in August 2012. The sole member of our General Partner is SQN Capital Management, LLC, our Investment Manager. The executive officers of our General Partner are as follows:

Name	Age	Position
Jeremiah J. Silkowski	41	President and Chief Executive Officer
Michael C. Ponticello	37	Senior Vice President and National Sales Manager
Claudine Aquillon	51	Chief Operating Officer
Matthew Leszyk	36	General Counsel

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

Name	Age	Position
Jeremiah J. Silkowski	41	President and Chief Executive Officer
Michael C. Ponticello	37	Senior Vice President and National Sales Manager
Claudine Aquillon	51	Chief Operating Officer
Matthew Leszyk	36	General Counsel

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

Matthew Leszyk serves as General Counsel and has served as Vice President of our Investment Manager since June 2011. Prior to joining SQN Capital Management, LLC, Mr. Leszyk worked in various capacities at financial institutions, an investment fund manager, and in the private practice of law. From July 2010 to May 2011, Mr. Leszyk was employed at the Law Office of John F. O’Halloran in Bayonne, New Jersey where his practice included acting as counsel to a local bank for commercial loan transactions. From October 2009 to July 2010, Mr. Leszyk was employed at the Law Office of Richard A. Leszyk in Ontario, New York where his practice primarily focused on residential and commercial real estate transactions. From February 2009 to October 2009, Mr. Leszyk was engaged by Sterling National Bank to assist the workout department restructure and negotiate underperforming accounts. From November 2001 to May 2008, Mr. Leszyk was employed by ICON Capital Corp. During his tenure he was responsible for various matters including legal, operations, tax, portfolio management and remarketing. Mr. Leszyk received a J.D. from New York Law School and a B.A. from the University of Rochester with majors in Economics and Japanese. He is an attorney licensed in New York and New Jersey and he holds Series 7, 63 and 99 licenses.

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2015
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$1,500,000
SQN Securities, LLC	Dealer—Manager	Underwriting expense (2)	845,343
			$2,345,343

(1) Amount charged directly to operations.

(2) Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We made a cash distribution of $15,000 to our General Partner during the year ended December 31, 2015 but did not make a cash distribution to our General Partner during the year ended December 31, 2014. As of December 31, 2015 and 2014, we accrued $29,855 and $12,468, respectively, for distributions payable to our General Partner. For the years ended December 31, 2015 and 2014, the General Partner’s 1% interest in our net loss was $29,992 and $1,752, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a	We do not have any securities authorized for issuance under any equity compensation plan.
b	We have no Limited Partner who owns over 5% of our Units at December 31, 2015.
c.	As of March 30, 2016, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.
d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information regarding executive compensation and related party transactions refer to Part III Item 11. Executive Compensation and Part II Item. 8. Financial Statements and Supplementary Data, Note 3. Related Party Transactions in our consolidated financial statements for a discussion of our related party transactions.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2015 and 2014 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non—audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
Description of fees	2015	2014
Audit fees (1)	$120,000	$117,500
Tax compliance fees	20,000	19,994

	$140,000	$137,494

(1) Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

	a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		i)	Report of Independent Registered Public Accounting Firm
		ii)	Consolidated Balance Sheets at December 31, 2015 and 2014
		iii)	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
		iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2015 and 2014
		v)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
		vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2015 and 2014

	b)	Listing of Exhibits:

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

101 The following financial statements from SQN AIV IV L.P.’s annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF IVGP, LLC

General Partner of the Registrant

March 30, 2016

/s/ jeremiah silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

