Form 10-Q
period 2016-03-31
SQN AIF IV, L.P.
filed 2016-05-16
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

At May 14, 2016, there were 74,965.07 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015

Assets

Cash and cash equivalents	$11,146,999	$4,782,256
Investments in finance leases, net	7,745,099	3,358,435
Investments in equipment subject to operating leases, net	959,665	1,025,127
Equipment notes receivable, including accrued interest of $137,834 and $151,448	13,312,682	11,025,523
Residual value investment in equipment on lease	2,936,126	2,938,065
Initial direct costs, net of accumulated amortization of $105,286 and $51,055	188,216	323,697
Collaterized loans receivable, including accrued interest of $220,788 and $166,577	10,285,595	10,370,610
Investment in Informage SQN Technologies LLC	555,955	649,055
Investment in SQN Helo LLC	1,173,503	1,224,937
Equipment investment through SPV	41,520,676	42,408,395
Other assets	1,636,475	3,908,546
Total Assets	$91,460,991	$82,014,646

Liabilities and Partners’ Equity
Liabilities:
Loans payable	$33,504,823	$34,550,746
Accounts payable and accrued liabilities	1,866,976	1,924,212
Deferred revenue	152,033	-
Distributions payable to Limited Partners	-	1,014,328
Distributions payable to General Partner	40,122	27,860
Due to SQN Securities, LLC	133,637	-
Security deposits payable	74,581	94,942
Total Liabilities	35,772,172	37,612,088

Commitments and Contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	55,192,753	39,621,119
General Partner	(103,529)	(83,186)
Subcriptions receivable	(4,248,117)	-
Total Partners’ Equity attributable to the Partnership	50,841,107	39,537,933

Non-controlling interest in consolidated entities	4,847,712	4,864,625

Total Equity	55,688,819	44,402,558
Total Liabilities and Partners’ Equity	$91,460,991	$82,014,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenue:
Rental income	$81,116	$957,498
Finance income	155,842	49,340
Interest income	598,046	445,551
Income from equipment investment through SPV	4,306,825	-
Investment loss from equity method investments	(64,534)	(172,642)
Gain on sale of assets	-	286,772
Other income	55,897	98,595
Total Revenue	5,133,192	1,665,114

Expenses:
Management fees - Investment Manager	375,000	375,000
Depreciation and amortization	120,693	785,230
Professional fees	58,750	56,587
Administration expense	16,911	7,946
Interest expense	556,962	525,836
Other expenses	216,367	6,392
Expenses from equipment investment through SPV (including depreciation of approximately $891,000)	4,480,909	-
Total Expenses	5,825,592	1,756,991
Foreign currency transaction losses	132,577	32,454
Net loss	(824,977)	(124,331)

Net (loss) income attributable to non-controlling interest in consolidated entities	(16,913)	51,973
Net loss attributable to the Partnership	$(808,064)	$(176,304)

Net loss attributable to the Partnership
Limited Partners	$(799,983)	$(174,541)
General Partner	(8,081)	(1,763)
Net loss attributable to the Partnership	$(808,064)	$(176,304)

Weighted average number of limited partnership interests outstanding	61,574.57	29,035.58

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(12.99)	$(6.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Changes in Partners’ Equity (Unaudited)

Three Months Ended March 31, 2016

	Limited
	Partnership	Total	General	Limited	Non-controlling	Subscriptions
	Interests	Equity	Partner	Partners	Interest	Receivable

Balance, January 1, 2016	55,315.99	$44,402,558	$(83,186)	$39,621,119	$4,864,625	$-

Limited Partners' capital contributions	19,650.08	19,650,079	-	19,650,079	-	-
Subscriptions receivable	-	(4,248,117)	-	-	-	(4,248,117)
Offering expenses	-	(102,330)	-	(102,330)	-	-
Underwriting fees	-	(1,949,907)	-	(1,949,907)	-	-
Net loss	-	(824,977)	(8,081)	(799,983)	(16,913)	-
Distributions to partners	-	(1,238,487)	(12,262)	(1,226,225)	-	-

Balance, March 31, 2016	74,966.07	$55,688,819	$(103,529)	$55,192,753	$4,847,712	$(4,248,117)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(824,977)	$(124,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(155,842)	(49,340)
Accrued interest income	(429,845)	(337,421)
Investment loss from equity method investments	64,534	172,642
Depreciation and amortization	120,693	785,230
Gain on sale of assets	-	(286,772)
Rental income adjustment for Echo and Echo II	-	186,048
Foreign currency transaction gains	132,879	-
Change in operating assets and liabilities:
Minimum rents receivable	420,732	177,399
Accrued interest income	339,244	318,479
Other assets	2,272,071	3,906,188
Accounts payable and accrued liabilities	(57,236)	(4,578)
Deferred revenue	152,033	-
Due to SQN Securities, LLC	133,637	-
Security deposits payable	(20,361)	-
Accrued interest on note payable	426,430	175,297
Net cash provided by operating activities	2,573,992	4,918,841

Cash flows from investing activities:
Purchase of finance leases	(1,797,725)	-
Purchase of residual value investments of equipment subject to lease	-	(270,101)
Cash received from residual value investments of equipment subject to lease	1,939	-
Cash paid for initial direct costs	-	(10,000)
Cash reimbursement received for initial direct costs	70,250	-
Cash paid for collateralized loans receivable	-	(1,490,000)
Cash received from collateralized loans receivable	149,226	-
Cash received from equipment loans receivable	-	762,473
Proceeds from sale of leased assets	-	1,018,178
Investment in Informage SQN Technologies	-	(42,776)
Proceeds from Informage SQN Technologies	80,000	-
Investment in SQN Helo	-	(1,465,000)
Equipment investment through SPV	887,719	-
Cash paid for equipment notes receivable	(5,857,142)	(100,000)
Repayment of equipment notes receivable	619,665	37,771
Net cash used in investing activities	(5,846,068)	(1,559,455)

Cash flows from financing activities:
Repayments of loan payable	(1,472,353)	(2,744,859)
Cash paid to financial institutions for equipment notes payable	-	(1,571,594)
Cash received from Limited Partner capital contributions	14,898,624	5,036,982
Cash paid for Limited Partner distributions	(2,240,553)	(939,984)
Cash paid for underwriting fees	(1,446,569)	(442,930)
Cash paid for offering costs	(102,330)	(134,252)
Net cash provided by (used in) financing activities	9,636,819	(796,637)

Net increase in cash and cash equivalents	6,364,743	2,562,749
Cash and cash equivalents, beginning of period	4,782,256	4,035,214
Cash and cash equivalents, end of period	$11,146,999	$6,597,963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Supplemental disclosure of other cash flow information:
Cash paid for interest	$58,079	$223,811

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$503,338	$80,541
Distributions payable to General Partner	$12,262	$5,109
Reclassification of equipment notes receivable to investment in finance leases	$2,861,620	$-
Reclassification of initial direct cost to collateralized loans receivable	$10,000	$-
Reclassification of equipment subject to operating leases to other assets	$-	$(181,778)
Increase in equipment loans receivable	$-	$(108,636)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2016 and 2015

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

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with the Partnership and a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels, for an aggregate investment of $28,266,789. Marine contributed cash of $12,135,718 and entered into two loans payable with separate third parties of $7,500,000 and $9,604,091. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels, and entered into a separate note payable with an unrelated third party of $14,375,654. Marine bears the risks and rewards of ownership of CONT Feeder and therefore Marine consolidates the financial statements of CONT Feeder. Since the Partnership bears the primary risks and rewards of Marine, the Partnership consolidates Marine into the consolidated financial statements. A third party contributed $3,140,754 to purchase a 10% share of CONT Feeder which is presented as non-controlling interest on the condensed consolidated financial statements.

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). During the three months ended March 31, 2016, the Partnership declared and made quarterly cash distributions to its Limited Partners totaling $1,226,225. As of March 31, 2016, the Partnership has accrued $40,122 for distributions payable to the General Partner.

From May 29, 2013 through March 31, 2016, the Partnership has admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. The Partnership received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements of SQN AIF IV, L.P. and Subsidiaries at March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2015 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of the Partnership and its entities, where the Partnership has the primary economic benefits of ownership. The Partnership’s consolidation policy requires the consolidation of entities where a controlling financial interest is held as well as the consolidation of variable interest entities in which the Partnership has the primary economic benefits. All material intercompany balances and transactions are eliminated in consolidation.

Non-controlling interest represents the minority equity holders’ investment in Alpha and CONT Feeder plus the minority’s share of the net operating results and other components of equity relating to the non-controlling interest.

Variable interests are investments or other interests that absorb portions of a variable interest entity’s (“VIE”) expected losses or receive portions of the Partnership’s expected residual returns and are contractual, ownership, or other pecuniary interests in a VIE that change with changes in the fair value of the VIE. An entity is considered to be a VIE if any of the following conditions exist. (1) The total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support; or (2) As a group, the holders of equity investments at risk lack any of the three characteristics of a controlling financial interest: (a) The direct or indirect ability through voting or similar rights to make decisions that have a significant effect on the success of the legal entity. The equity holders at risk are deemed to lack this characteristic if: i. the voting rights of some investors are not proportional to their obligation to absorb the expected losses of the legal entity or rights to receive expected residual returns; and ii. substantially all of the legal entity’s activities are either involved with or are conducted on behalf of an investor that has disproportionately few voting rights (b) The obligation to absorb the expected losses of the legal entity or (c) The right to receive the expected residual returns of the legal entity. An entity that is determined to be a VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly affect the VIE’s economic performance (“Power”) and the obligation to absorb losses of, or the right to receive benefits from the VIE, that could potentially be significant to the VIE (“Benefits”). The determination of whether a reporting entity is the primary beneficiary involves complex and subjective analyses.

Use of estimates — The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the General Partner and Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates primarily include the determination of allowances for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses, estimated useful lives, and residual values. Actual results could differ from those estimates.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2016, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded on the books are deemed collectible.

Equipment Notes and Loans Receivable — Equipment notes and loans receivable are reported in the condensed consolidated financial statements as the outstanding principal balance net of any unamortized deferred fees, and premiums or discounts on purchased loans. Costs to originate loans, if any, are reported as other assets in the condensed consolidated financial statements and amortized to expense over the estimated life of the loan. Income is recognized over the life of the note agreement. On certain equipment notes and loans receivable, specific payment terms were reached requiring prepayments which resulted in the recognition of unearned interest income. Unearned income, discounts and premiums, if any, are amortized to interest income in the condensed consolidated statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due and all unpaid accrued interest is reversed. Additionally, the Investment Manager periodically reviews the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and the Partnership believes recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

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

Equity Method — The Partnership records its 24.5% investment in Informage SQN Technologies LLC and its 50% investment in SQN Helo, LLC using the equity method of accounting. According to U.S. GAAP, a company that holds 20% or greater investment in another company could potentially exercise significant influence over the investee company’s operating and financing activities and should therefore utilize the equity method of accounting. The Partnership’s portion of earnings in the investee are recorded as an increase in its investment and recognized in the condensed consolidated statements of operations, and any distributions received from the investee are recorded as a reduction in its investment.

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

Foreign Currency Transactions — The Partnership has designated the United States of America dollar as the functional currency for the Partnership’s investments denominated in foreign currencies. Accordingly, certain assets and liabilities are translated at either the reporting period exchange rates or the historical exchange rates, revenues and expenses are translated at the average rate of exchange for the period, and all transaction gains or losses are reflected in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve consolidation guidance for legal entities ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis), effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current U.S. GAAP by reducing the number of consolidation models. The Partnership is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the condensed consolidated financial statements.

3.	Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at March 31, 2016 and December 31, 2015.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the three months ended March 31, 2016 and 2015, the Partnership paid $375,000 in management fee expense to the Investment Manager.

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

For the three months ended March 31, 2016 and year ended December 31, 2015, the Partnership incurred the following transactions with Securities:

	March 31, 2016	December 31, 2015
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by Securities	574,402	845,343
Payments by the Partnership to Securities	(440,765)	(845,343)

Balance - end of period	$133,637	$—

For the three months ended March 31, 2016 and 2015, the Partnership incurred the following underwriting fee transactions:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Underwriting discount incurred by the Partnership	$503,338	$80,541
Underwriting fees earned by Securities	574,402	155,350
Fees paid to outside brokers	872,167	287,580
Total underwriting fees	$1,949,907	$523,471

4.	Investments in Finance Leases

At March 31, 2016 and December 31, 2015, net investment in finance leases consisted of the following:

	March 31, 2016	December 31, 2015
Minimum rents receivable	$9,296,441	$4,007,515
Estimated unguaranteed residual value	544,516	113,363
Unearned income	(2,095,858)	(762,443)
Total	$7,745,099	$3,358,435

Computer Networking Equipment

On February 29, 2016, the Partnership entered into a new finance lease transaction for computer networking equipment for $1,603,119. The finance lease requires 36 monthly payments of $48,171 commencing on March 1, 2016.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a new finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950. At March 31, 2016, there were no significant changes to this lease.

Manufacturing Equipment

On October 7, 2015, the Partnership entered into a new finance lease transaction for manufacturing equipment for $58,000 (“SCHWRD 1”). The equipment is subject to a 60 month lease with a Connecticut-based engraving, decal and die manufacturing company. The finance lease requires 60 monthly payments of $1,277. On December 29, 2015, the Partnership entered into a second finance lease transaction for manufacturing equipment for $94,300 (“SCHWRD 2”). The finance lease requires 60 monthly payments of $2,077. On December 30, 2015, the Partnership assigned the SCHWRD 1 finance lease to Juliet. At March 31, 2016, there were no significant changes to this lease.

Computer Networking Equipment

On September 1, 2015, the Partnership entered into a new finance lease transaction for computer networking equipment for $446,677 (“Comp Net 1”). The Comp Net 1 finance lease requires 36 monthly payments of $14,195. On October 30, 2015, the Partnership entered into a second finance lease transaction for computer networking equipment for $297,689 (“Comp Net 2”). The Comp Net 2 finance lease requires 36 monthly payments of $9,460. On December 29, 2015, the Partnership entered into a third finance lease transaction for computer networking equipment for $389,266 (“Comp Net 3”). The Comp Net 3 finance lease requires 36 monthly payments of $12,456. On December 30, 2015, the Partnership assigned the Comp Net 1 and Comp Net 2 finance leases to Juliet. At March 31, 2016, there were no significant changes to this lease.

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At March 31, 2016, there were no significant changes to this lease.

Medical Equipment

On March 31, 2014, the Partnership entered into a finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. On December 30, 2015, the Partnership assigned this finance lease to Juliet. At March 31, 2016, there were no significant changes to this lease.

5.	Investments in Equipment Subject to Operating Leases

On October 31, 2014, the Partnership entered into an agreement for the purchase of two operating leases for aircraft rotable parts equipment located in the United States of America with a total basis of $1,330,616. Each operating lease has a remaining term of 28 months and monthly payments of $26,493 and $1,800, respectively. On that same date, the Partnership entered into a participation agreement with the rotable parts servicer, whereby the servicer purchased a 5% interest in these operating leases. At March 31, 2016, there were no significant changes to this lease.

The composition of the equipment subject to operating leases of the Partnership as of March 31, 2016 and December 31, 2015 is as follows:

March 31, 2016:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft equipment	$1,330,616	$370,951	$959,665
	$1,330,616	$370,951	$959,665

December 31, 2015:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft equipment	$1,330,616	$305,489	$1,025,127
	$1,330,616	$305,489	$1,025,127

Depreciation expense for the three months ended March 31, 2016 was $65,462.

6.	Equipment Notes Receivable

Manufacturing and Testing Equipment

On March 8, 2016 (“Funding Date”), the Partnership loaned $1,992,000 to a California-based LED lighting manufacturer located in California. The loan is secured by manufacturing and testing equipment located at one of the manufacturer’s facilities. The promissory note requires 30 monthly payments of approximately $76,016, accrues interest at a rate of 11.5% per annum and has a final balloon payment of 3% of the aggregate principal amount due on September 1, 2018. The borrower is required to make the first and last monthly payments on the Funding Date and then make 28 monthly payments of principal and interest of $76,016 commencing on May 1, 2016. For the three months ended March 31, 2016, the equipment note earned interest income of $14,164.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the three months ended March 31, 2016, the equipment notes earned interest income of $8,883.

Die Board Cutting Equipment

On January 22, 2016, the Partnership advanced a total of $178,404 for die board cutting equipment on lease. The promissory note accrues interest at a rate of 6.6% per annum and matures on the earlier of lease commencement date or December 31, 2016 (“Maturity Date”). The loan is secured by die board cutting equipment. Under the terms of the loan agreement, the borrower is required to make interest only monthly payments commencing on February 1, 2016 with the outstanding principal and any unpaid interest due at Maturity Date. For the three months ended March 31, 2016, the equipment notes earned interest income of $3,043.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. On December 29, 2015, Juliet advanced a total of $2,974,000 to the borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the borrowers, which accrues interest at a rate of 13% per annum. For the three months ended March 31, 2016, the equipment note earned interest income of $103,929.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789. The loan is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018. For the three months ended March 31, 2016, the equipment note earned interest income of $387.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. For the three months ended March 31, 2016, the equipment note earned interest income of $1,575.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the three months ended March 31, 2016, the equipment notes earned interest income of $4,581.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three months ended March 31, 2016, the equipment notes earned interest income of $22,452.

Furniture and Fixtures and Server Equipment

On August 5, 2015, the Partnership entered into a Master Equipment Lease agreement to lease approximately $2,700,000 of servers, fixtures and furniture to a third party lessee, an innovative provider of professional office environments. The lessee is required to make monthly payments until all equipment has been delivered and accepted by the lessee. After lease commencement, the equipment will be leased for a 3 year term. At lease maturity the lessee has the option to purchase the equipment for a fixed purchase price. All of the lessee’s obligations under the lease are guaranteed by the lessee’s parent company. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. As of January 31, 2016, the Partnership funded approximately $2,155,005 under the ten draws under the Master Equipment Lease agreement. For the period ended March 31, 2016, the equipment note earned interest income of $41,256. On January 31, 2016, the lease commenced. The lease requires 36 monthly payments of $77,727 beginning on February 1, 2016. On January 31, 2016, the Partnership reclassified this equipment note to investment in finance lease.

Computer Networking Equipment

On June 10, 2015, the Partnership entered into a loan facility to provide financing up to a maximum borrowing of $1,000,000. The loan facility was secured by computer networking equipment. Under this loan facility, in June 2015, the Partnership advanced $319,147 to the borrower (“Loan Schedule 01”). In September 2015, the Partnership advanced another $319,147 to the borrower (“Loan Schedule 02”). Each loan schedule required 36 monthly payments of approximately $10,200, accrued interest at a rate of 16.85% per annum and had a final balloon payment of approximately $48,000. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. In February 2016, the Partnership received cash of $624,547 ($535,281 of principal and $89,266 of interest) as payment in full of these equipment notes.

Anaerobic Digestion Plant

On April 1, 2015, the Partnership entered into a loan facility with a borrower. Under the terms of the loan facility, the Partnership agreed to provide the borrower with financing in an amount up to £310,000 (approximately $474,000 applying various exchange rates) in connection with the construction financing of a waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. The loan facility accrues interest at a rate of 12% per annum and has a final repayment date of July 31, 2015. The loan facility was extended until completion of the Plant. The loan facility is secured by the Plant. On October 15, 2015, the Partnership made an additional advance of approximately £150,000 (approximately $232,485 applying exchange rate of 1.550 at October 15, 2015). After construction of the Plant is completed, the Plant operator has agreed to lease the Plant from the lender for a five year term. The Partnership has agreed in advance to purchase the lease receivables from the lender. The lease receivables will be secured by the lender’s ownership of the Plant. As of December 31, 2015, the Partnership advanced the full amount under this facility. For the three months ended March 31, 2016, the equipment note earned interest income of $6,730. On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced. The lease requires 20 quarterly payments of £41,616 beginning on April 30, 2016. On January 31, 2016, the Partnership reclassified this equipment note to investment in finance lease.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the three months ended March 31, 2016 and for the year ended December 31, 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three months ended March 31, 2016, the medical equipment note earned interest income of $18,323.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the three months ended March 31, 2016, the equipment note earned interest income of $8,780.

The future maturities of the Partnership’s equipment notes receivable at March 31, 2016 are as follows:

Years ending March 31,

2017	$8,315,498
2018	2,094,133
2019	1,575,841
2020	964,546
2021	224,830
$13,174,848

7.	Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of March 31, 2016, the Partnership had advanced a net total of $2,936,126.

8.	Collateralized Loan Receivable

On February 4, 2015, the Partnership entered into a loan facility with a borrower to provide financing up to a maximum borrowing of $5,000,000. The borrower entered into an Export Prepayment Facility Agreement dated as of January 21, 2015 and in connection with the Export Prepayment Facility Agreement, the borrower entered into the loan facility with the Partnership and a third party to provide financing up to a maximum borrowing of $50,000,000, whereby the third party funded a total of $13,500,000 and is the senior lender and the Partnership funded a total of $1,500,000 and is the subordinate lender. The loan facility is secured by the borrower’s rights under the Export Prepayment Facility Agreement. In connection with the loan facility, the Partnership entered into a $1,500,000 promissory note with the borrower. The note accrues interest at LIBOR plus 6.75% per annum and matures on February 4, 2020. The borrower will make 10 semi-annual payments of 10% of the outstanding principal and interest. For the three months ended March 31, 2016, the promissory note earned $23,024 of interest income.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Participation A”), the Partnership (“Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Participation A’s interest is senior to Participation B’s interest. For the three months ended March 31, 2016, the Alpha Participation B earned $32,602 of interest income.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. For the three months ended March 31, 2016, the Loan Note Instrument earned $81,900 of interest income.

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the borrower which include equipment leases, direct hard asset and infrastructure investments, and other securities. For the three months ended March 31, 2016, the promissory note earned $55,000 of interest income.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment that will be located in a newly constructed lumber mill in Texas. Repayment of the facility is also secured by the lumber mill as well as the real property on which the lumber mill is to be situated. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. For the three months ended March 31, 2016 and for the period ended December 31, 2015, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

9.	Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN Portfolio Acquisition Company, LLC (“SQN PAC”), an entity managed by the Partnership’s Investment Manager, and a third party formed a special purpose entity, Informage SQN Technologies LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of March 31, 2016, the Partnership has advanced a total of $1,357,622 and received total repayments of $610,935. For the three months ended March 31, 2016, the Partnership recorded investment loss of $13,100 for its proportionate share of Informage SQN’s net loss under the equity method pursuant to U.S. GAAP. As of March 31, 2016, the Partnership has investment balance of $555,955.

10.	Investment in SQN Helo LLC

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each own 50% of SQN Helo. The Partnership accounts for its investment in SQN Helo using the equity method. As of March 31, 2016, the Partnership has advanced a total of $1,465,000. For the three months ended March 31, 2016, the Partnership recorded investment loss of $51,434 for its proportionate share of SQN Helo’s net loss under the equity method pursuant to U.S. GAAP.

11.	Equipment Investment through SPV

On December 16, 2015, Marine, a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder, which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of March 31, 2016, the Partnership has an aggregate investment balance of $41,520,676.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the three months ended March 31, 2016, CONT Feeder recorded income of approximately $4,307,000 from charter rental fees less total expenses of $4,403,000, consisting of ship operating expenses, of approximately $2,485,000, ship management fees and charter commissions fees of approximately $505,000, general and administrative expenses, of approximately $449,000, depreciation expense, of approximately $891,000 and interest expense of approximately $101,000 resulting in a net loss of approximately $174,000.

12.	Other Assets

Other assets primarily include approximately $1,500,000 related to the Partnership’s equipment investment through SPV.

13.	Loans Payable

In connection with the Just Loans transaction, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matures on December 29, 2016. In April 2016, the interest rate on this loan payable was reduced to 6.0% per annum.

In connection with the CONT Feeder transaction, Marine borrowed $7,500,000 and $9,604,091 in the form of a senior participation instruments with a third party and the third party’s affiliate. The senior participation instrument accrues interest at the rate of 10% per annum and matures on December 16, 2020. The senior participants, as collateral, have a first priority security interest in all of the assets acquired by CONT Feeder as well as a senior participation interest in the proceeds from the assets, while Marine has a junior participation interest until the loan is repaid in full. All of the cash received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated repayment term for the principal.

In connection with the acquisition of container vessels, CONT Feeder borrowed $14,375,654 from third parties.

14.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$13,174,848	$13,174,848	$10,874,075	$10,791,180
Collateralized loan receivable	$10,064,807	$10,064,807	$10,204,033	$10,049,441

Liabilities:
Loans payable	$33,504,823	$33,504,823	$34,550,746	$34,550,746

As of March 31, 2016, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

15.	Business Concentrations

For the three months ended March 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2015, the Partnership had two lessees which accounted for approximately 18% and 13% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2016, the Partnership had five leases which accounted for approximately 28%, 24%, 21%, 11%, and 10% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2016, the Partnership had four leases which accounted for approximately 17%, 16%, 14%, and 12% of the Partnership’s interest income. For the three months ended March 31, 2015, the Partnership had one lessee which accounted for approximately 12% of the Partnership’s interest income.

At March 31, 2016, the Partnership had five lessees which accounted for approximately 28%, 19%, 17%, 13% and 12% of the Partnership’s investment in finance leases. At March 31, 2015, the Partnership had four lessees which accounted for approximately 54%, 20%, 16%, and 11% of the Partnership’s investment in finance leases. At March 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At March 31, 2015, the Partnership had two lessees which accounted for approximately 21% and 16% of the Partnership’s investment in operating leases. At March 31, 2016, the Partnership had three lessees which accounted for approximately 44%, 23% and 15% of the Partnership’s investment in equipment notes receivable. At March 31, 2015, the Partnership had two lessees which accounted for approximately 70% and 15% of the Partnership’s investment in equipment notes receivable. At March 31, 2016, the Partnership had five lessees which accounted for approximately 26%, 23%, 20%, 19% and 12% of the Partnership’s investment in collateralized loans receivable. At March 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases. At March 31, 2015, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases.

16.	Geographic Information

Geographic information for revenue for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31, 2016
	United States	Europe	Mexico	Total
Revenue:
Rental income	$81,116	$—	$—	$81,116
Finance income	$118,819	$37,023	$—	$155,842
Interest income	$591,314	$6,732	$—	$598,046
Investment loss from equity method investments	$(64,534)	$—	$—	$(64,534)
Income from equipment investment through SPV	$—	$4,306,825	$—	$4,306,825

	Three Months Ended March 31, 2015
	United States	Europe	Mexico	Total
Revenue:
Rental income	$957,498	$—	$—	$957,498
Finance income	$33,168	$16,172	$—	$49,340
Interest income	$445,551	$—	$—	$445,551
Investment loss from equity method investments	$(172,642)	$—	$—	$(172,642)
Gain on sale of assets	$286,772	$—	$—	$286,772

Geographic information for long-lived assets at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,265,099	$480,000	$—	$7,745,099
Investments in equipment subject to operating leases, net	$959,665	$—	$—	$959,665
Equipment notes receivable, including accrued interest	$4,229,346	$6,039,989	$3,043,347	$13,312,682
Equipment investment through SPV	$—	$41,520,676	$—	$41,520,676
Collateralized loan receivable, including accrued interest	$5,863,663	$4,421,932	$—	$10,285,595

	December 31, 2015
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$2,839,853	$518,582	$—	$3,358,435
Investments in equipment subject to operating leases, net	$1,025,127	$—	$—	$1,025,127
Equipment notes receivable, including accrued interest	$5,008,176	$2,974,000	$3,043,347	$11,025,523
Equipment investment through SPV	$—	$42,408,395	$—	$42,408,395
Collateralized loan receivable, including accrued interest	$6,030,578	$4,340,032	$—	$10,370,610

17.	Subsequent Events

The Partnership’s offering period ended on April 2, 2016. In April 2016, the Partnership received cash of $4,248,117 related to subscriptions receivable.

On April 11, 2016, the Partnership extended a loan facility in the amount of $2,500,000 to a Minnesota-based manufacturer of a commercial low-sodium salt substitute. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $ $81,657. The loan is scheduled to mature on April 1, 2019.

On April 14, 2016, the Partnership, through its investment in Juliet, acquired an interest in loan notes from a third party leasing company for approximately $1,529,674. The loan notes are secured by a portable wash plant and a fleet of cement mixers and dump trucks which are owned by a Texas-based construction company. Under the terms of the loan agreement, the borrower is required to make 72 monthly payments of principal and interest of $28,865. The loan is scheduled to mature on March 31, 2022.

On April 18, 2016, the Partnership, through its investment in Juliet, funded £l,000,000 and £500,000, respectively to the two subsidiaries of Just Loans. The available balances of the loan facilities for the two subsidiaries are £2,000,000 and £2,500,000, respectively.

On April 25, 2016, the Partnership’s investment under the Export Prepayment Agreement was refinanced and the $1,500,000 subordinated note payable to the Partnership was paid in full. On the same date, the Partnership entered into a separate loan agreement with the same borrower. In connection with the refinancing, the Partnership extended additional financing and received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020.

In April 2016, the Partnership, through its investment in Juliet, provided financing in the amount of approximately $3,000,000 after applicable exchange rates for the production of a motion picture in the United Kingdom. The loan is secured by all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 18 months after the funding date.

In April 2016, the interest rate on the loan payable, entered in connection with the Just Loans transaction, was reduced from 8.5% to 6.0% per annum.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN AIF IV, L.P. and its subsidiaries.

The following is a discussion of our current financial position and results of operations. This discussion should be read together with the financial statements and notes in our Form 10-K, filed on March 31, 2016. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2016, we made distributions to our Limited Partners totaling $1,226,225.

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

Recent Significant Transactions

Computer Networking Equipment

On February 29, 2016, we entered into a new finance lease transaction for computer networking equipment for $1,603,119. The finance lease requires 36 monthly payments of $48,171 commencing on March 1, 2016.

Manufacturing and Testing Equipment

On March 8, 2016 (“Funding Date”), we loaned $1,992,000 to a California-based LED lighting manufacturer located in California. The loan is secured by manufacturing and testing equipment located at one of the manufacturer’s facilities. The promissory note requires 30 monthly payments of approximately $76,016, accrues interest at a rate of 11.5% per annum and has a final balloon payment of 3% of the aggregate principal amount due on September 1, 2018. The borrower is required to make the first and last monthly payments on the Funding Date and then make 28 monthly payments of principal and interest of $76,016 commencing on May 1, 2016.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, we acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively.

Die Board Cutting Equipment

On January 22, 2016, we advanced a total of $178,403 for die board cutting equipment on lease. The promissory note accrues interest at a rate of 6.6% per annum and matures on the earlier of lease commencement date or December 31, 2016 (“Maturity Date”). The loan is secured by die board cutting equipment. Under the terms of the loan agreement, the borrower is required to make interest only monthly payments commencing on February 1, 2016 with the outstanding principal and any unpaid interest due at Maturity Date.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for doubtful lease, notes and loan accounts, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Equipment Notes and Loans Receivable

Equipment notes and loans receivable are reported in our unaudited condensed consolidated balance sheets at the outstanding principal balance net of any unamortized deferred fees, premiums or discounts on purchased notes and loans. Costs to originated notes, if any, are reported as other assets in our unaudited condensed consolidated balance sheets. Unearned income, discounts and premiums, if any, are amortized to interest income in the unaudited condensed consolidated statements of operations using the effective interest rate method. Equipment notes and loans receivable are generally placed in a non-accrual status when payments are more than 90 days past due. Additionally, we periodically review the creditworthiness of companies with payments outstanding less than 90 days. Based upon the Investment Manager’s judgment, accounts may be placed in a non-accrual status. Accounts on a non-accrual status are only returned to an accrual status when the account has been brought current and we believe recovery of the remaining unpaid receivable is probable. Revenue on non-accrual accounts is recognized only when cash has been received.

Results of Operations for the three months ended March 31, 2016

We are currently in our Operating Period. The Offering Period is designated as the period in which we raise capital from investors. During this period we expect to generate the majority of our cash inflow from financing activities though the sale of our Units to investors. The Offering Period ended on April 2, 2016. Through March 31, 2016, we admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. We received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units. For the three months ended March 31, 2016, we paid or accrued an underwriting fee to Securities totaling $1,949,907.

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

Our revenue for the three months ended March 31, 2016 as compared to three months ended March 31, 2015 is summarized as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue:

Rental income	$81,116	$957,498
Finance income	155,842	49,340
Interest income	598,046	445,551
Income from equipment investment through SPV	4,306,825	—
Investment loss from equity method investments	(64,534)	(172,642)
Gain on sale of assets	—	286,772
Other income	55,897	98,595
Total Revenue	$5,133,192	$1,665,114

For the three months ended March 31, 2016, we earned $81,116 in rental income from two operating leases of aircraft rotable parts equipment. We also recognized $598,046 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $155,842 in finance income from various finance leases. We also recognized an investment loss of $64,534 from our equity method investments. We also recognized income of $4,306,825 from our equipment investment through SPV. The increase in our total revenue in 2016 as compared to 2015 is primarily a result of the income from our equipment investment through the Marine transaction which didn’t occur until the end of the fourth quarter of 2015. The decrease in our rental income in 2016 compared to 2015 is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment loan receivables to a third party in June 2015.

Our expenses for the three months ended March 31, 2016 (“2016 Quarter”) as compared to three months ended March 31, 2015 (“2015 Quarter”) are summarized as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Depreciation and amortization	120,693	785,230
Professional fees	58,750	56,587
Administration expense	16,911	7,946
Interest expense	556,962	525,836
Other expenses	216,367	6,392
Expenses from equipment investment through SPV (including depreciation expense of approx.. $891,000)	4,480,909	—
Total Expenses	$5,825,592	$1,756,991

Foreign currency transaction losses	$132,577	$32,454

For the three months ended March 31, 2016 and 2015 we incurred $5,825,592 and $1,756,991 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2015 as compared to 2014. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $120,693 in depreciation and amortization expense. We also incurred $58,750 in professional fees, which is consistent with prior year. In conjunction with the Marine and the Just Loans transactions, we assumed approximately $17,104,000 and $3,071,000, respectively in loans payable with various third parties which resulted in $556,962 in interest expense during the three months ended March 31, 2016. We also incurred expenses of $4,480,909 from our equipment investment through SPV. The decrease in depreciation and amortization in 2016 as compared to 2015 is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment notes to a third party in June 2015.

Net Income

As a result of the factors discussed above, we reported a net loss for the three months ended March 31, 2016 of $824,977, prior to the allocation for non-controlling interest as compared to a net loss of $124,331 for the 2015 Quarter. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the three months ended March 31, 2016, the non-controlling interest recognized net income of $595 due to its interest in Alpha and a net loss of $17,508 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash provided by (used in):
Operating activities	$2,573,992	$4,918,841
Investing activities	$(5,846,068)	$(1,559,455)
Financing activities	$9,636,819	$(796,637)

Sources of Liquidity

We are currently in our Operating Period. The Offering Period is the time frame in which we raise capital contributions from investors through the sale of our Units. The Offering Period ended on April 2, 2016. The Operating Period is the time frame in which we acquire equipment under lease or enter into other equipment financing transactions. During this time period we anticipate that a portion of our cash outflows will be for investing activities. We believe that the cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our limited partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2016 was $2,573,992 and was primarily driven by the following factors; (i) an increase in accrued interest receivable, (ii) an increase in accrued interest on loans payable from third parties as part of the Marine and Just Loans transactions, (iii) depreciation and amortization expense of approximately $121,000 and (iv) an increase in minimum rents receivable for finance leases acquired during the period and a decrease in other assets of approximately $2,300,000. Offsetting these fluctuations was a net loss for the three months ended March 31, 2016 of approximately $825,000, as well as increases in finance accrued interest. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from interest payments received from equipment notes receivable and from rental payments received from lessees.

Investing Activities

Cash used in investing activities was $5,846,068 for the three months ended March 31, 2016. This was related to our equipment investment through SPV of approximately $888,000. We paid approximately $1,798,000 for purchases of finance leases. We received approximately $80,000 from our investment in Informage SQN Technologies. We received approximately $149,000 from our collateralized loans receivable. We also paid approximately $5,857,000 for the acquisition of equipment notes receivable. The borrowers repaid approximately $620,000 during the period.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2016 was $9,636,819 and was primarily due to cash proceeds received of approximately $14,898,624 from the sale of our Units to investors. Offsetting this increase were principal payments of approximately $1,472,000 on loans with unrelated lenders, underwriting fees, organizational and offering costs of approximately $1,549,000 and payments for distributions totaling approximately $2,241,000.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our limited partners at 1.625% per quarter, the equivalent rate of 6.5% per annum, of each limited partners’ capital contribution (pro-rated to the date of admission for each limited partner). The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2016, we made quarterly distributions to our limited partners, at a rate of 2% per quarter, the equivalent per annum rate of 8.0% totaling $1,226,225. We did not make a cash distribution to the General Partner during the three months ended March 31, 2016; however, we accrued $12,262 for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $40,122 at March 31, 2016.

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

Subsequent Events

The Partnership’s offering period ended on April 2, 2016. In April 2016, the Partnership received cash of $4,248,117 related to subscriptions receivable.

On April 11, 2016, the Partnership extended a loan facility in the amount of $2,500,000 to a Minnesota-based manufacturer of a commercial low-sodium salt substitute. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $ $81,657. The loan is scheduled to mature on April 1, 2019.

On April 14, 2016, the Partnership, through its investment in Juliet, acquired an interest in loan notes from a third party leasing company for approximately $1,529,674. The loan notes are secured by a portable wash plant and a fleet of cement mixers and dump trucks which are owned by a Texas-based construction company. Under the terms of the loan agreement, the borrower is required to make 72 monthly payments of principal and interest of $28,865. The loan is scheduled to mature on March 31, 2022.

On April 18, 2016, the Partnership, through its investment in Juliet, funded £1,000,000 and £500,000, respectively to the two subsidiaries of Just Loans. The available balances of the loan facilities for the two subsidiaries are £2,000,000 and £2,500,000, respectively.

On April 25, 2016, the Partnership’s investment under the Export Prepayment Agreement was refinanced and the $1,500,000 subordinated note payable to the Partnership was paid in full. On the same date, the Partnership entered into a separate loan agreement with the same borrower. In connection with the refinancing, the Partnership extended additional financing and received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020.

On April 2016, the Partnership, through its investment in Juliet, provided financing in the amount of approximately $3,000,000 after applicable exchange rates for the production of a motion picture in the United Kingdom. The loan is secured by all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 18 months after the funding date.

In April 2016, the interest rate on the loan payable, entered in connection with the Just Loans transaction, was reduced from 8.5% to 6.0% per annum.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. Our Offering Period commenced on April 2, 2013 and ended on April 2, 2016. We had our initial closing for the admission of Limited Partners in the partnership on May 29, 2013. From May 29, 2013 through March 31, 2016, we admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. We received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units. For the three months ended March 31, 2016, we paid or accrued an underwriting fee to Securities totaling $1,949,907.

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

May 16, 2016

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

