Form 10-Q
period 2016-09-30
SQN AIF IV, L.P.
filed 2016-11-15
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

At November 14, 2016 there were 74,965.07 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015

Assets

Cash and cash equivalents	$3,846,030	$4,782,256
Investments in finance leases, net	7,233,074	3,358,435
Investments in equipment subject to operating leases, net	828,741	1,025,127
Equipment notes receivable, including accrued interest of $515,065 and $151,448	28,350,967	11,025,523
Residual value investment in equipment on lease	2,936,126	2,938,065
Initial direct costs, net of accumulated amortization of $167,636 and $51,055	289,214	323,697
Collaterized loans receivable, including accrued interest of $625,618 and $166,577	27,143,217	10,370,610
Investment in Informage SQN Technologies LLC	529,755	649,055
Investment in SQN Helo LLC	1,139,260	1,224,937
Equipment investment through SPV	39,690,711	42,408,395
Other assets	2,876,435	3,908,546
Total Assets	$114,863,530	$82,014,646

Liabilities and Partners’ Equity
Liabilities:
Loans payable	$56,991,679	$34,550,746
Accounts payable and accrued liabilities	1,799,921	1,924,212
Deferred revenue	235,401	-
Distributions payable to Limited Partners	-	1,014,328
Distributions payable to General Partner	70,073	27,860
Security deposits payable	74,581	94,942
Total Liabilities	59,171,655	37,612,088

Commitments and Contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	51,057,252	39,621,119
General Partner	(144,445)	(83,186)
Total Partners’ Equity attributable to the Partnership	50,912,807	39,537,933

Non-controlling interest in consolidated entities	4,779,068	4,864,625

Total Equity	55,691,875	44,402,558
Total Liabilities and Partners’ Equity	$114,863,530	$82,014,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue:
Rental income	$81,115	$81,116	$243,347	$1,645,019
Finance income	312,950	41,089	777,228	138,466
Interest income	1,238,271	245,922	2,971,449	1,015,854
Income from equipment investment through SPV	3,793,359	-	12,465,552	-
Investment loss from equity method investments	(32,393)	(192,799)	(124,977)	(486,554)
Loss on sale of assets	-	-	-	(57,440)
Other income	86,590	56,550	268,008	313,223
Total Revenue	5,479,892	231,878	16,600,607	2,568,568

Expenses:
Management fees - Investment Manager	375,000	375,000	1,125,000	1,125,000
Depreciation and amortization	100,500	75,628	315,968	1,561,227
Professional fees	33,706	33,810	178,591	166,986
Administration expense	13,313	20,499	79,142	51,342
Interest expense	875,297	73,248	2,187,412	907,818
Other expenses	(88)	1,621	285,747	55,060
Expenses from equipment investment through SPV (including depreciation expense of approximately $966,000 and $2,713,000 for the three and nine months ending September 30, 2016, respectively)	4,485,331	-	13,325,166	-
Total Expenses	5,883,059	579,806	17,497,026	3,867,433
Foreign currency transaction losses	312,477	38,418	1,092,544	18,843
Net loss	(715,644)	(386,346)	(1,988,963)	(1,317,708)

Net (loss) income attributable to non-controlling interest in consolidated entities	(68,590)	735	(84,363)	(85,496)
Net loss attributable to the Partnership	$(647,054)	$(387,081)	$(1,904,600)	$(1,232,212)

Net loss attributable to the Partnership
Limited Partners	$(640,583)	$(383,210)	$(1,885,554)	$(1,219,890)
General Partner	(6,471)	(3,871)	(19,046)	(12,322)
Net loss attributable to the Partnership	$(647,054)	$(387,081)	$(1,904,600)	$(1,232,212)

Weighted average number of limited partnership interests outstanding	74,965.07	40,521.23	70,517.85	34,520.95

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(8.55)	$(9.46)	$(26.74)	$(35.34)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Changes in Partners’ Equity (Unaudited)

Nine Months Ended September 30, 2016

	Limited Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest

Balance, January 1, 2016	55,315.99	$44,402,558	$(83,186)	$39,621,119	$4,864,625

Limited Partners’ capital contributions	19,650.08	19,650,079	-	19,650,079	-
Offering expenses	-	(102,330)	-	(102,330)	-
Underwriting fees	-	(1,949,907)	-	(1,949,907)	-
Net loss	-	(1,988,963)	(19,046)	(1,885,554)	(84,363)
Distributions to partners	-	(4,263,533)	(42,213)	(4,221,320)	-
Redemption of non-controlling interest	-	(1,194)	-	-	(1,194)
Redemption of initial Limited Partners’ contributions	-	(54,835)	-	(54,835)	-

Balance, September 30, 2016	74,966.07	$55,691,875	$(144,445)	$51,057,252	$4,779,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,988,963)	$(1,317,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(777,228)	(138,466)
Accrued interest income	(2,589,021)	(815,177)
Investment loss from equity method investments	124,977	486,554
Depreciation and amortization	315,968	1,561,227
Loss on sale of assets	-	57,440
Rental income adjustment for Echo and Echo II	-	186,048
Foreign currency transaction losses	1,084,140	12,588
Change in operating assets and liabilities:
Minimum rents receivable	2,322,512	342,916
Accrued interest income	1,376,074	710,793
Other assets	1,032,111	4,526,745
Accounts payable and accrued liabilities	(124,291)	(35,791)
Deferred revenue	235,401	-
Security deposits payable	(20,361)	20,360
Accrued interest on note payable	1,411,190	(674,826)
Net cash provided by operating activities	2,402,509	4,922,703

Cash flows from investing activities:
Purchase of finance leases	(2,729,966)	(1,023,427)
Purchase of residual value investments of equipment subject to lease	-	(745,703)
Cash received from residual value investments of equipment subject to lease	1,939	-
Cash paid for initial direct costs	(165,349)	(64,247)
Cash reimbursement received for initial direct costs	70,250	-
Cash paid for collateralized loans receivable	(10,242,700)	(10,964,992)
Cash received from collateralized loans receivable	1,163,478	150,000
Cash received from equipment loans receivable	-	1,128,812
Proceeds from sale of leased assets	-	15,431,895
Investment in Informage SQN Technologies	-	(103,532)
Proceeds from Informage SQN Technologies	80,000	610,936
Investment in SQN Helo	-	(1,465,000)
Investment in H&P	-	(6,818,000)
Equipment investment through SPV	2,717,684	-
Cash paid for equipment notes receivable	(22,294,431)	(1,216,377)
Repayment of equipment notes receivable	1,636,753	287,268
Net cash used in investing activities	(29,762,342)	(4,792,367)

Cash flows from financing activities:
Cash received from loan payable	16,926,071	-
Repayments of loan payable	(2,808,629)	(11,304,675)
Cash paid to financial institutions for equipment notes payable	-	(2,460,262)
Cash received from non-controlling interest contribution	-	1,788,750
Cash received from Limited Partner capital contributions	19,146,741	17,948,564
Cash paid for Limited Partner distributions	(5,235,648)	(2,500,218)
Cash paid for Initial Limited Partners contribution redemption	(54,835)	-
Distribution of income from consolidated entities	-	(197,474)
Cash paid for non-controlling interest distributions	(1,194)	(1,075,835)
Cash paid for underwriting fees	(1,446,569)	(1,602,700)
Cash paid for offering costs	(102,330)	(325,653)
Net cash provided by financing activities	26,423,607	270,497

Net (decrease) increase in cash and cash equivalents	(936,226)	400,833
Cash and cash equivalents, beginning of period	4,782,256	4,035,214
Cash and cash equivalents, end of period	$3,846,030	$4,436,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Supplemental disclosure of other cash flow information:
Cash paid for interest	$558,070	$351,678

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$503,338	$199,504
Distributions payable to General Partner	$42,213	$20,711
Reclassification of equipment notes receivable to investment in finance leases	$2,861,620	$-
Reclassification of initial direct cost to collateralized loans receivable	$10,000	$-
Reclassification of equipment subject to operating leases to other assets	$-	$(181,778)
Increase in equipment loans receivable	$-	$(108,636)
Increase in collateralized loans receivable	$(6,912,301)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2016 and 2015

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

On June 3, 2015, SQN Alpha, LLC (“Alpha”), a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN Portfolio Acquisition Company, LLC (“SQN PAC”), acquired a promissory note with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard assets and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Alpha Participation A”), the Partnership (“Alpha Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral (“Promissory Note”); Alpha Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Alpha Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the Promissory Note. Alpha Participation A’s interest is senior to Alpha Participation B’s interest. Since the Partnership bears the primary risks and rewards of Alpha, the Partnership consolidates Alpha into the consolidated financial statements. SQN PAC’s 67.5% investment in Alpha is presented as non-controlling interest on the condensed consolidated financial statements.

On December 2, 2015, the Partnership formed a special purpose entity SQN Juliet, LLC (“Juliet”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On December 29, 2015, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matures on December 29, 2016. On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. On December 29, 2015, a participation agreement was entered into between a third party (“Juliet Participation A”), the Partnership (“Juliet Participation B”), and Juliet. In connection with the participation agreement, the Partnership assigned to Juliet various finance leases and equipment notes receivables with a total value equal to $4,866,750. Under the agreement, Juliet created two collateralized participation interests for the underlying loans (“Underlying Loans”); Juliet Participation A’s principal balance is $3,071,000 and accrues interest at 8.5% per annum and Juliet Participation B’s principal balance is the value of their assigned finance leases and equipment notes receivable of $4,866,750. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On April 22, 2016, the participation agreement dated December 29, 2015 between Juliet Participation A, Juliet Participation B, and Juliet was amended and restated. In connection with the amended participation agreement, Juliet Participation A funded Juliet cash of approximately $8,511,000 and assigned their interests of approximately $3,986,000 in a loan facility for a wood pellet business in Texas, which along with the outstanding principal payable balance of approximately $2,124,000 on the Just Loans transaction resulted in a Juliet Participation A balance of approximately $14,621,000. Under the amended agreement, Juliet Participation A’s principal balance accrues interest at 6% per annum and Juliet Participation B’s principal balance accrues interest at 12% per annum. Juliet Participation A’s interest is senior to Juliet Participation B’s interest.

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). During the nine months ended September 30, 2016, the Partnership declared and made quarterly cash distributions to its Limited Partners totaling $4,221,320. As of September 30, 2016, the Partnership has accrued $70,073 for distributions payable to the General Partner.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements of SQN AIF IV, L.P. and Subsidiaries at September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2015 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 30, 2016.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2016, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded on the books are deemed collectible.

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

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at September 30, 2016 and December 31, 2015.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the three months ended September 30, 2016 and 2015, the Partnership paid $375,000 in management fee expense to the Investment Manager. For the nine months ended September 30, 2016 and 2015, the Partnership paid $1,125,000 in management fee expense to the Investment Manager.

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

For the nine months ended September 30, 2016 and year ended December 31, 2015, the Partnership incurred the following transactions with Securities:

	September 30,2016	December 31,2015
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by Securities	574,402	845,343
Payments by the Partnership to Securities	(574,402)	(845,343)

Balance - end of period	$—	$—

For the nine months ended September 30, 2016 and 2015, the Partnership incurred the following underwriting fee transactions:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Underwriting discount incurred by the Partnership	$503,338	$420,060
Underwriting fees earned by Securities	574,402	531,840
Fees paid to outside brokers	872,167	850,304
Total underwriting fees	$1,949,907	$1,802,204

4.	Investments in Finance Leases

At September 30, 2016 and December 31, 2015, net investment in finance leases consisted of the following:

	September 30, 2016	December 31, 2015
Minimum rents receivable	$8,362,368	$4,007,515
Estimated unguaranteed residual value	652,689	113,363
Unearned income	(1,781,983)	(762,443)
Total	$7,233,074	$3,358,435

Computer Networking Equipment

On February 29, 2016, the Partnership entered into a new finance lease transaction for computer networking equipment for $1,541,461. The finance lease requires 36 monthly payments of $48,171 commencing on March 1, 2016. At September 30, 2016, there were no significant changes to this lease.

On May 25, 2016, the Partnership entered into a second finance lease transaction for computer networking equipment for $656,772. The finance lease requires 36 monthly payments of $20,524 commencing on June 1, 2016. At September 30, 2016, there were no significant changes to this lease.

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 commencing on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016. At September 30, 2016, there were no significant changes to this lease.

Anaerobic Digestion Plant

On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced and the Partnership reclassified the equipment note to investment in finance lease. The lease requires 20 quarterly payments of £41,616 ($59,823 applying exchange rate of 1.4375 at May 16, 2016) began on April 30, 2016. At September 30, 2016, there were no significant changes to this lease.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a new finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950. At September 30, 2016, there were no significant changes to this lease.

Manufacturing Equipment

On October 7, 2015, the Partnership entered into a new finance lease transaction for manufacturing equipment for $58,000 (“SCHWRD 1”). The equipment is subject to a 60 month lease with a Connecticut-based engraving, decal and die manufacturing company. The finance lease requires 60 monthly payments of $1,277. On December 29, 2015, the Partnership entered into a second finance lease transaction for manufacturing equipment for $94,300 (“SCHWRD 2”). The finance lease requires 60 monthly payments of $2,077. On December 30, 2015, the Partnership assigned the SCHWRD 1 finance lease to Juliet. At September 30, 2016, there were no significant changes to this lease.

Computer Networking Equipment

On September 1, 2015, the Partnership entered into a new finance lease transaction for computer networking equipment for $446,677 (“Comp Net 1”). The Comp Net 1 finance lease requires 36 monthly payments of $14,195. On October 30, 2015, the Partnership entered into a second finance lease transaction for computer networking equipment for $297,689 (“Comp Net 2”). The Comp Net 2 finance lease requires 36 monthly payments of $9,460. On December 29, 2015, the Partnership entered into a third finance lease transaction for computer networking equipment for $389,266 (“Comp Net 3”). The Comp Net 3 finance lease requires 36 monthly payments of $12,456. On December 30, 2015, the Partnership assigned the Comp Net 1 and Comp Net 2 finance leases to Juliet. At September 30, 2016, there were no significant changes to this lease.

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At September 30, 2016, there were no significant changes to this lease.

Medical Equipment

On March 31, 2014, the Partnership entered into a finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. On December 30, 2015, the Partnership assigned this finance lease to Juliet. At September 30, 2016, there were no significant changes to this lease.

5.	Investments in Equipment Subject to Operating Leases

On October 31, 2014, the Partnership entered into an agreement for the purchase of two operating leases for aircraft rotable parts equipment located in the United States of America with a total basis of $1,330,616. Each operating lease has a remaining term of 28 months and monthly payments of $26,493 and $1,800, respectively. On that same date, the Partnership entered into a participation agreement with the rotable parts servicer, whereby the servicer purchased a 5% interest in these operating leases. At September 30, 2016, there were no significant changes to this lease.

The composition of the equipment subject to operating leases of the Partnership as of September 30, 2016 and December 31, 2015 is as follows:

September 30, 2016:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft equipment	$1,330,616	$501,875	$828,741
	$1,330,616	$501,875	$828,741

December 31, 2015:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft equipment	$1,330,616	$305,489	$1,025,127
	$1,330,616	$305,489	$1,025,127

Depreciation expense for the three and nine months ended September 30, 2016 was $65,462 and $196,386, respectively.

6.	Equipment Notes Receivable

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. The loan facility is secured by solar products manufacturing equipment. For the three and nine months ended September 30, 2016, the equipment notes earned interest income of $186,841.

Construction Equipment

On April 14, 2016, the Partnership, through its investment in Juliet, acquired an interest in loan notes from a third party leasing company for $1,529,674. The loan notes are secured by a portable wash plant and a fleet of cement mixers and dump trucks which are owned by a Texas-based construction company. Under the terms of the loan agreement, the borrower is required to make 72 monthly payments of principal and interest of $28,865. The loan is scheduled to mature on March 31, 2022. On June 3, 2016 and on June 24, 2016, the Partnership, through its investment in Juliet, acquired additional interest in two loan notes from the third party leasing company for $205,000 and $1,289,163, respectively. Under the terms of the loan agreements, the borrower is required to make 60 and 72 monthly payments of principal and interest of $4,450 and $24,326, respectively. The loans are scheduled to mature on June 30, 2021 and June 30, 2022, respectively. On September 30, 2016, the Partnership, through its investment in Juliet, acquired an additional interest in a loan note from the third party leasing company for $1,426,732, respectively. Under the terms of the loan agreement, the borrower is required to make 72 monthly payments of principal and interest of $57,925 and the loan is scheduled to mature on September 30, 2022. For the three and nine months ended September 30, 2016, the equipment notes earned interest income of $80,088 and $117,058, respectively.

Food Manufacturing Equipment

On April 11, 2016 (“Funding Date”), the Partnership extended a loan facility in the amount of $2,500,000 to a Minnesota-based manufacturer of a commercial low-sodium salt substitute. The loan is secured by food manufacturing equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $81,657. The loan is scheduled to mature on April 1, 2019. The borrower is required to make the first and last monthly payments on the Funding Date and then make 34 monthly payments of principal and interest of $81,657 which commenced on June 1, 2016. For the three and nine months ended September 30, 2016, the equipment note earned interest income of $77,235 and $147,604, respectively.

Manufacturing and Testing Equipment

On March 8, 2016 (“Funding Date”), the Partnership loaned $1,992,000 to a California-based LED lighting manufacturer located in California. The loan is secured by manufacturing and testing equipment located at one of the manufacturer’s facilities. The promissory note requires 30 monthly payments of approximately $76,016 and has a final balloon payment of 3% of the aggregate principal amount due on September 1, 2018. The borrower is required to make the first and last monthly payments on the Funding Date and then make 28 monthly payments of principal and interest of $76,016 which commenced on May 1, 2016. For the three and nine months ended September 30, 2016, the equipment note earned interest income of $44,875 and $108,363, respectively.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the three and nine months ended September 30, 2016, the equipment notes earned interest income of $16,502 and $41,799, respectively.

Die Board Cutting Equipment

On January 22, 2016, June 16, 2016, August 4, 2016, and September 27, 2016, the Partnership advanced a total of $178,404, $91,728, $55,785 and $37,519 respectively, for die board cutting equipment on lease. The promissory note accrues interest at a rate of 6.6% per annum and matures on the earlier of lease commencement date or December 31, 2016 (“Maturity Date”). The loan is secured by die board cutting equipment. Under the terms of the loan agreement, the borrower is required to make interest only monthly payments commencing on February 1, 2016 with the outstanding principal and any unpaid interest due at Maturity Date. For the three and nine months ended September 30, 2016, the equipment notes earned interest income of $6,200 and $11,611, respectively. On October 24, 2016, the lease commenced. The lease requires 60 monthly payments of $6,329 beginning on October 24, 2016.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. On December 29, 2015, Juliet advanced a total of $2,974,000 to the borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the borrowers. For the three and nine months ended September 30, 2016, the equipment note earned interest income of $190,437 and $485,198, respectively.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789. The loan is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018. For the three and nine months ended September 30, 2016, the equipment note earned interest income of $357 and $1,107, respectively.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. For the three and nine months ended September 30, 2016, the equipment note earned interest income of $2,147 and $5,966, respectively.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the three and nine months ended September 30, 2016, the equipment notes earned interest income of $4,201 and $13,172, respectively.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three and nine months ended September 30, 2016, the equipment notes earned interest income of $29,033 and $82,773, respectively.

Furniture and Fixtures and Server Equipment

On August 5, 2015, the Partnership entered into a Master Equipment Lease agreement to lease approximately $2,700,000 of servers, fixtures and furniture to a third party lessee, an innovative provider of professional office environments. The lessee is required to make monthly payments until all equipment has been delivered and accepted by the lessee. After lease commencement, the equipment will be leased for a 3 year term. At lease maturity the lessee has the option to purchase the equipment for a fixed purchase price. All of the lessee’s obligations under the lease are guaranteed by the lessee’s parent company. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. As of January 31, 2016, the Partnership funded approximately $2,155,005 under the ten draws under the Master Equipment Lease agreement. For the period ended September 30, 2016, the equipment note earned interest income of $41,256. On January 31, 2016, the lease commenced and the Partnership reclassified this equipment note to investment in finance lease.

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

Anaerobic Digestion Plant

On April 1, 2015, the Partnership entered into a loan facility with a borrower. Under the terms of the loan facility, the Partnership agreed to provide the borrower with financing in an amount up to £310,000 (approximately $474,000 applying various exchange rates) in connection with the construction financing of a waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. The loan facility accrues interest at a rate of 12% per annum and has a final repayment date of July 31, 2015. The loan facility was extended until completion of the Plant. The loan facility is secured by the Plant. On October 15, 2015, the Partnership made an additional advance of approximately £150,000 (approximately $232,485 applying exchange rate of 1.550 at October 15, 2015). After construction of the Plant is completed, the Plant operator has agreed to lease the Plant from the lender for a five year term. The Partnership has agreed in advance to purchase the lease receivables from the lender. The lease receivables will be secured by the lender’s ownership of the Plant. As of December 31, 2015, the Partnership advanced the full amount under this facility. For the period ended September 30, 2016, the equipment note earned interest income of $6,730. On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced and the Partnership reclassified this equipment note to investment in finance lease.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the three and nine months ended September 30, 2016 and for the year ended December 31, 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three and nine months ended September 30, 2016, the medical equipment note earned interest income of $16,560 and $52,432, respectively.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the three and nine months ended September 30, 2016, the equipment note earned interest income of $21,824 and $39,384, respectively.

The future maturities of the Partnership’s equipment notes receivable at September 30, 2016 are as follows:

Periods ending September 30,

2017	$12,937,595
2018	5,295,380
2019	4,312,317
2020	3,167,138
2021	1,462,488
2022	660,984
$27,835,902

7.	Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of September 30, 2016, the Partnership had advanced a net total of $2,936,126.

8.	Collateralized Loan Receivable

On September 23, 2016, the Partnership, through its investment in Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and nine months ended September 30, 2016, the loan facility earned interest income of $4,248.

On September 12, 2016, the Partnership, through its investment in Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and nine months ended September 30, 2016, the loan facility earned interest income of $13,002.

On July 21, 2016, September 15, 2016, and September 30, 2016, the Partnership funded $1,817,444, $181,598 and $300,846, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the three and nine months ended September 30, 2016, the loans earned interest income of $36,601.

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 18 months after the funding date. For the three and nine months ended September 30, 2016, the loan facility earned interest income of $73,522 and $120,719, respectively.

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

On the same date, the Partnership entered into a separate loan agreement with the same borrower. In connection with the refinancing, the Partnership extended additional financing and received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604. For the three and nine months ended September 30, 2016, the promissory notes earned interest income of $80,661 and $468,056, respectively.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Alpha Participation A”), the Partnership (“Alpha Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Alpha Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Alpha Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Alpha Participation A’s interest is senior to Alpha Participation B’s interest. For the three and nine months ended September 30, 2016, the Alpha Participation B earned interest income of $32,961 and $98,166, respectively.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument matures on November 30, 2016. For the three and nine months ended September 30, 2016, the Loan Note Instruments earned interest income of $136,164 and $302,034, respectively.

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024. Under the amended and restated loan agreement, on April 15, 2016, Juliet entered into the amended and restated loan agreement and a $2,000,000 promissory note with the same borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on April 1, 2017. The promissory notes are secured by a pledge of shares in an investment portfolio of insurance companies under common control of the borrower which include equipment leases, direct hard asset and infrastructure investments, and other securities. For the three and nine months ended September 30, 2016, the promissory notes earned interest income of $110,611 and $266,469, respectively.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the three and nine months ended September 30, 2016 and for the period ended December 31, 2015, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

9.	Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN PAC, an entity managed by the Partnership’s Investment Manager, and a third party formed a special purpose entity, Informage SQN Technologies LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of September 30, 2016, the Partnership has advanced a total of $1,357,622 and received total repayments of $690,936. For the three and nine months ended September 30, 2016, the Partnership recorded investment loss of $13,100 and $39,300, respectively for its proportionate share of Informage SQN’s net loss under the equity method pursuant to U.S. GAAP. As of September 30, 2016, the Partnership has an investment balance of $529,755.

10.	Investment in SQN Helo LLC

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each own 50% of SQN Helo. The Partnership accounts for its investment in SQN Helo using the equity method. As of September 30, 2016, the Partnership has advanced a total of $1,465,000. For the three and nine months ended September 30, 2016, the Partnership recorded investment loss of $19,293 and $85,677, respectively for its proportionate share of SQN Helo’s net loss under the equity method pursuant to U.S. GAAP. As of September 30, 2016, the Partnership has an investment balance of $1,139,260.

11.	Equipment Investment through SPV

On December 16, 2015, Marine, a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder, which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of September 30, 2016, the Partnership has an aggregate investment balance of $39,690,711.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the three months ended September 30, 2016, CONT Feeder recorded income of approximately $3,794,000 primarily from charter rental fees less total expenses of $4,485,000, consisting of ship operating expenses of approximately $2,215,000, ship management fees and charter commissions fees of approximately $550,000, general and administrative expenses of approximately $564,000, depreciation expense of approximately $966,000 and interest expense of approximately $190,000 resulting in a net loss of approximately $691,000. For the nine months ended September 30, 2016, CONT Feeder recorded income of approximately $12,466,000 primarily from charter rental fees less total expenses of $13,325,000, consisting of ship operating expenses, of approximately $7,236,000, ship management fees and charter commissions fees of approximately $1,511,000, general and administrative expenses, of approximately $1,222,000, depreciation expense, of approximately $2,713,000 and interest expense of approximately $643,000 resulting in a net loss of approximately $859,000.

12.	Other Assets

Other assets primarily include approximately $2,222,000 related to the Partnership’s Equipment Investment through SPV.

13.	Loans Payable

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

In connection with the Just Loans transaction, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matures on December 29, 2016. On April 22, 2016, this loan agreement was amended and restated and this loan was included in a new loan portfolio as noted above. The loan portfolio matures on the earlier of the latest maturity date or final payment date (as the case may be) of any instrument in the Juliet portfolio, or the date on which the loan principal balance has been reduced to zero.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$27,835,902	$27,835,902	$10,874,075	$10,791,180
Collateralized loan receivable	$26,517,599	$26,517,599	$10,204,033	$10,049,441

Liabilities:
Loans payable	$56,991,679	$56,991,679	$34,550,746	$34,550,746

As of September 30, 2016, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

15.	Business Concentrations

For the nine months ended September 30, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2015, the Partnership had three lessees which accounted for approximately 21%, 15% and 15% of the Partnerships rental income derived from operating leases. For the nine months ended September 30, 2016, the Partnership had four leases which accounted for approximately 38%, 16%, 15% and 14% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2016, the Partnership had three leases which accounted for approximately 16%, 16% and 10% of the Partnership’s interest income. For the nine months ended September 30, 2015, the Partnership did not have a lessee which accounted for 10% or more of the Partnerships interest income.

At September 30, 2016, the Partnership had five lessees which accounted for approximately 29%, 25%, 15%, 11% and 10% of the Partnership’s investment in finance leases. At September 30, 2015, the Partnership had three lessees which accounted for approximately 47%, 35% and 18% of the Partnerships investment in finance leases. At September 30, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At September 30, 2015, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At September 30, 2016, the Partnership had four lessees which accounted for approximately 27%, 25%, 15% and 11% of the Partnership’s investment in equipment notes receivable. At September 30, 2015, the Partnership had three lessees which accounted for approximately 57%, 12% and 11% of the Partnerships investment in equipment notes receivable. At September 30, 2016, the Partnership had four lessees which accounted for approximately 23%, 15%, 14% and 10% of the Partnership’s investment in collateralized loans receivable. At September 30, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases. At September 30, 2015, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases.

16.	Geographic Information

Geographic information for revenue for the three months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30, 2016
	United States	Europe	Mexico	Total
Revenue:
Rental income	$81,115	$—	$—	$81,115
Finance income	$275,207	$37,743	$—	$312,950
Interest income	$1,238,268	$3	$—	$1,238,271
Investment loss from equity method investments	$(32,393)	$—	$—	$(32,393)
Income from equipment investment through SPV	$—	$3,793,359	$—	$3,793,359
Other income	$86,590	$—	$—	$86,590

	Three Months Ended September 30, 2015
	United States	Europe	Mexico	Total
Revenue:
Rental income	$81,116	$—	$—	$81,116
Finance income	$24,100	$16,989	$—	$41,089
Interest income	$231,343	$14,579	$—	$245,922
Investment loss from equity method investments	$(192,799)	$—	$—	$(192,799)
Other income	$56,550	$—	$—	$56,550

Geographic information for revenue for the nine months ended September 30, 2016 and 2015 was as follows:

	Nine Months Ended September 30, 2016
	United States	Europe	Mexico	Total
Revenue:
Rental income	$243,347	$—	$—	$243,347
Finance income	$667,455	$109,773	$—	$777,228
Interest income	$2,964,708	$6,741	$—	$2,971,449
Investment loss from equity method investments	$(124,977)	$—	$—	$(124,977)
Income from equipment investment through SPV	$—	$12,465,552	$—	$12,465,552
Other income	$268,008	$—	$—	$268,008

	Nine Months Ended September 30, 2015
	United States	Europe	Mexico	Total
Revenue:
Rental income	$1,645,019	$—	$—	$1,645,019
Finance income	$105,305	$33,161	$—	$138,466
Interest income	$989,451	$26,403	$—	$1,015,854
Investment loss from equity method investments	$(486,554)	$—	$—	$(486,554)
Loss on sale of assets	$(57,440)	$—	$—	$(57,440)
Other income	$313,223	$—	$—	$313,223

Geographic information for long-lived assets at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$6,848,097	$384,977	$—	$7,233,074
Investments in equipment subject to operating leases, net	$828,741	$—	$—	$828,741
Equipment notes receivable, including accrued interest	$17,351,896	$7,955,724	$3,043,347	$28,350,967
Equipment investment through SPV	$—	$39,690,711	$—	$39,690,711
Collateralized loan receivable, including accrued interest	$8,106,503	$16,700,225	$2,336,489	$27,143,217

	December 31, 2015
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$2,839,853	$518,582	$—	$3,358,435
Investments in equipment subject to operating leases, net	$1,025,127	$—	$—	$1,025,127
Equipment notes receivable, including accrued interest	$5,008,176	$2,974,000	$3,043,347	$11,025,523
Equipment investment through SPV	$—	$42,408,395	$—	$42,408,395
Collateralized loan receivable, including accrued interest	$6,030,578	$4,340,032	$—	$10,370,610

17.	Subsequent Events

On October 4, 2016, the Partnership funded an additional $854,390 to the company procuring equipment leasing deals in Mexico. The loan accrues interest at rate of 10% per annum and is secured by the equipment procured in the leasing deals.

On October 14, 2016, Juliet received cash of $2,008,556 ($2,000,000 of principal and $8,556 of interest) as payment in full of a promissory note.

On October 24, 2016, the die board cutting equipment lease commenced. The lease requires 60 monthly payments of $6,329 beginning on October 24, 2016.

On November 2, 2016 and on November 9, 2016, the Partnership funded $1,174,560, after applicable exchange rates, toward the installment purchase of four combined heat and power units (“CHPs”) under Loan Note Instruments, to provide additional financing of the Facility which acquired shares of the SPE that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant which includes the CHP’s.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN AIF IV, L.P. and its subsidiaries.

The following is a discussion of our current financial position and results of operations. This discussion should be read together with the financial statements and notes in our Form 10-K, filed on March 30, 2016. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2016, we made distributions to our Limited Partners totaling $4,221,320.

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

Recent Significant Transactions

Motion Picture Production Company

On September 23, 2016, the Partnership, through its investment in Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and nine months ended September 30, 2016, the loan facility earned interest income of $4,248.

Motion Picture Production Company

On September 12, 2016, the Partnership, through its investment in Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and nine months ended September 30, 2016, the loan facility earned interest income of $13,002.

Equipment Leasing Company

On July 21, 2016, September 15, 2016, and September 30, 2016, the Partnership funded $1,817,444, $181,598 and $300,846, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the three and nine months ended September 30, 2016, the loans earned interest income of $36,601.

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

Motion Picture Production Company

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 18 months after the funding date.

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

Results of Operations for the three months ended September 30, 2016

We are currently in our Operating Period. The Offering Period ended on April 2, 2016. Through April 2, 2016, we admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. We received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units. For the nine months ended September 30, 2016, we paid or accrued an underwriting fee to Securities totaling $1,949,907.

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

Our revenue for the three months ended September 30, 2016 as compared to three months ended September 30, 2015 is summarized as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Revenue:

Rental income	$81,115	$81,116
Finance income	312,950	41,089
Interest income	1,238,271	245,922
Income from equipment investment through SPV	3,793,359	—
Investment loss from equity method investments	(32,393)	(192,799)
Other income	86,590	56,550
Total Revenue	$5,479,892	$231,878

For the three months ended September 30, 2016, we earned $81,115 in rental income from two operating leases of aircraft rotable parts equipment. We also recognized $1,238,271 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $312,950 in finance income from various finance leases. We also recognized an investment loss of $32,393 from our equity method investments. We also recognized income of $3,793,359 from our equipment investment through SPV. The increase in our total revenue in 2016 as compared to 2015 is primarily a result of the income from our equipment investment through the Marine transaction which didn’t occur until the end of the fourth quarter of 2015. There was no significant change in rental income in 2016 as compared to 2015.

Our expenses for the three months ended September 30, 2016 (“2016 Quarter”) as compared to three months ended September 30, 2015 (“2015 Quarter”) are summarized as follows:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Depreciation and amortization	100,500	75,628
Professional fees	33,706	33,810
Administration expense	13,313	20,499
Interest expense	875,297	73,248
Other expenses	(88)	1,621
Expenses from equipment investment through SPV	4,485,331	—
Total Expenses	$5,883,059	$579,806

Foreign currency transaction losses	$312,477	$38,418

For the three months ended September 30, 2016 and 2015 we incurred $5,883,059 and $579,806 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2016 as compared to 2015. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $100,500 in depreciation and amortization expense. We also incurred $33,706 in professional fees, which is consistent with prior year. In conjunction with the Marine and the various Juliet transactions, we assumed approximately $17,104,000 and $17,378,000, respectively in loans payable with various third parties which resulted in $875,297 in interest expense during the three months ended September 30, 2016. We also incurred expenses of $4,485,331 from our equipment investment through SPV. The increase in depreciation and amortization in 2016 as compared to 2015 is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment notes to a third party in June 2015.

Net Income

As a result of the factors discussed above, we reported a net loss for the three months ended September 30, 2016 of $715,644, prior to the allocation for non-controlling interest as compared to a net loss of $386,346 for the 2015 Quarter. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the three months ended September 30, 2016, the non-controlling interest recognized net income of $407 due to its interest in Alpha and a net loss of $68,997 due to its interest in CONT Feeder.

Results of Operations for the nine months ended September 30, 2016

Our revenue for the nine months ended September 30, 2016 as compared to nine months ended September 30, 2015 is summarized as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenue:

Rental income	$243,347	$1,645,019
Finance income	777,228	138,466
Interest income	2,971,449	1,015,854
Income from equipment investment through SPV	12,465,552	—
Investment loss from equity method investments	(124,977)	(486,554)
Loss on sale of assets	—	(57,440)
Other income	268,008	313,223
Total Revenue	$16,600,607	$2,568,568

For the nine months ended September 30, 2016, we earned $243,347 in rental income from two operating leases of aircraft rotable parts equipment. We also recognized $2,971,449 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $777,228 in finance income from various finance leases. We also recognized an investment loss of $124,977 from our equity method investments. We also recognized income of $12,465,552 from our equipment investment through SPV. The increase in our total revenue in 2016 as compared to 2015 is primarily a result of the income from our equipment investment through the Marine transaction which didn’t occur until the end of the fourth quarter of 2015. The decrease in our rental income in 2016 compared to 2015 is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment loan receivables to a third party in June 2015.

Our expenses for the nine months ended September 30, 2016 (“2016 Period”) as compared to nine months ended September 30, 2015 (“2015 Period”) are summarized as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Expenses:
Management fees — Investment Manager	$1,125,000	$1,125,000
Depreciation and amortization	315,968	1,561,227
Professional fees	178,591	166,986
Administration expense	79,142	51,342
Interest expense	2,187,412	907,818
Other expenses	285,747	55,060
Expenses from equipment investment through SPV (including depreciation expense of approx. $2,713,000)	13,325,166	—
Total Expenses	$17,497,026	$3,867,433

Foreign currency transaction losses	$1,092,544	$18,843

For the nine months ended September 30, 2016 and 2015 we incurred $17,497,026 and $3,867,433 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2016 as compared to 2015. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $315,968 in depreciation and amortization expense. We also incurred $178,591 in professional fees, which is consistent with prior year. In conjunction with the Marine and the various Juliet transactions, we assumed approximately $17,104,000 and $17,378,000, respectively in loans payable with various third parties which resulted in $2,187,412 in interest expense during the nine months ended September 30, 2016. We also incurred expenses of $13,325,166 from our equipment investment through SPV. The decrease in depreciation and amortization in 2016 as compared to 2015 is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment notes to a third party in June 2015.

Net Income

As a result of the factors discussed above, we reported a net loss for the nine months ended September 30, 2016 of $1,988,963, prior to the allocation for non-controlling interest as compared to a net loss of $1,317,708 for the 2015 Period. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the nine months ended September 30, 2016, the non-controlling interest recognized net income of $1,598 due to its interest in Alpha and a net loss of $85,961 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Cash provided by (used in):
Operating activities	$2,402,509	$4,922,703
Investing activities	$(29,762,342)	$(4,792,367)
Financing activities	$26,423,607	$270,497

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

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2016 was $2,402,509 and was primarily driven by the following factors; (i) an increase in accrued interest receivable, (ii) an increase in accrued interest on loans payable from third parties as part of the Marine and Just Loans transactions, (iii) an increase in foreign currency transaction losses and (iv) an increase in minimum rents receivable for finance leases acquired during the period. Offsetting these fluctuations was a net loss for the nine months ended September 30, 2016 of approximately $1,989,000, a decrease in accrued interest income of approximately $1,774,000, a decrease in depreciation and amortization of approximately $1,245,000, and a decrease in other assets of approximately $3,495,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from interest payments received from equipment notes receivable and from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $29,762,342 for the nine months ended September 30, 2016. This was related to our equipment investment through SPV of approximately $2,717,000. We paid approximately $2,730,000 for purchases of finance leases. We received approximately $80,000 from our investment in Informage SQN Technologies. We paid approximately $10,243,000 for our collateralized loans receivable. We received approximately $1,163,000 from our collateralized loans receivable. We also paid approximately $22,294,000 for the acquisition of equipment notes receivable. The borrowers repaid approximately $1,636,000 during the period.

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

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 was $26,423,607 and was primarily due to cash proceeds received of approximately $19,147,000 from the sale of our Units to investors and cash received from loan payable of approximately $16,926,000. Offsetting this increase were principal payments of approximately $2,808,000 on loans with underwriting fees, organizational and offering costs of approximately $1,549,000 and payments for distributions totaling approximately $5,235,000.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, the equivalent rate of 6.5% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2016, we made quarterly distributions to our Limited Partners, at a rate of 2% per quarter, the equivalent per annum rate of 8.0% totaling $4,221,320. We did not make a cash distribution to the General Partner during the nine months ended September 30, 2016; however, we accrued $42,213 for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $70,073 at September 30, 2016.

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

Subsequent Events

On October 4, 2016, the Partnership funded an additional $854,390 to the company procuring equipment leasing deals in Mexico. The loan accrues interest at rate of 10% per annum and is secured by the equipment procured in the leasing deals.

On October 14, 2016, Juliet received cash of $2,008,556 ($2,000,000 of principal and $8,556 of interest) as payment in full of a promissory note.

On October 24, 2016, the die board cutting equipment lease commenced. The lease requires 60 monthly payments of $6,329 beginning on October 24, 2016.

On November 2, 2016 and on November 9, 2016, the Partnership funded a total of $1,174,560, after applicable exchange rates, toward the installment purchase of four combined heat and power units (“CHPs”) under Loan Note Instruments, to provide additional financing of the Facility which acquired shares of the SPE that previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant. This is part of a project financing and long term lease of the aerobic digestion plant which includes the CHP’s.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Evaluation of internal control over financial reporting

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the condensed consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2016, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any material legal proceedings that are currently pending against us or against any of our assets.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Registration Statement on Form S-1, as amended, was declared effective by the SEC on April 2, 2013. Our Offering Period commenced on April 2, 2013 and ended on April 2, 2016. We had our initial closing for the admission of Limited Partners in the partnership on May 29, 2013. From May 29, 2013 through March 31, 2016, we admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. We received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units. For the nine months ended September 30, 2016, we paid or accrued an underwriting fee to Securities totaling $1,949,907.

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

November 14, 2016

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

