Form 10-K
period 2016-12-31
SQN AIF IV, L.P.
filed 2017-03-31
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Number of outstanding units of limited partnership interests of the registrant on March 30, 2017 was 74,575.82.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN AIF IV L.P.

Annual Report on Form 10-K for Year Ended December 31, 2016

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

Our income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We are currently in the Operating Period. The Offering Period concluded on April 2, 2016, which was three years from the date we were declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013, and will last for three years unless extended at the sole discretion of the General Partner. The General Partner has extended the Operating Period for an additional one year. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

On December 2, 2015, the Partnership formed a special purpose entity SQN Juliet, LLC (“Juliet”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On December 29, 2015, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matures on December 29, 2016. On April 22, 2016, this loan was amended and extended as part of the amended participation agreement. On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. On December 29, 2015, a participation agreement was entered into between a third party (“Juliet Participation A”), the Partnership (“Juliet Participation B”), and Juliet. In connection with the participation agreement, the Partnership assigned to Juliet various finance leases and equipment notes receivables with a total value equal to $4,866,750. Under the agreement, Juliet created two collateralized participation interests for the underlying loans (“Underlying Loans”); Juliet Participation A’s principal balance is $3,071,000 and accrues interest at 8.5% per annum and Juliet Participation B’s principal balance is the value of their assigned finance leases and equipment notes receivable of $4,866,750. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On April 22, 2016, the participation agreement dated December 29, 2015 between Juliet Participation A, Juliet Participation B, and Juliet was amended and restated. In connection with the amended participation agreement, Juliet Participation A funded Juliet cash of approximately $8,511,000 and assigned their interests of approximately $3,986,000 in a loan facility for a wood pellet business in Texas, which along with the outstanding principal payable balance of approximately $2,124,000 on the Just Loans transaction resulted in a Juliet Participation A balance of approximately $14,621,000. Under the amended agreement, Juliet Participation A’s principal balance accrues interest at 6% per annum and Juliet Participation B’s principal balance accrues interest at 12% per annum. Juliet Participation A’s interest is senior to Juliet Participation B’s interest.

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

The life cycle of our fund is divided into three distinct stages: (i) the Offering Period, (ii) the Operating Period and (iii) the Liquidation Period. Our Offering period commenced on April 2, 2013 and concluded on April 2, 2016, which is three years from the commencement of our Offering Period. We have been approved for sale under Blue Sky regulations in all 50 states and the District of Columbia. During the Offering Period, the majority of our cash inflows were derived from financing activities as a direct result of capital contributions from investors.

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

From May 29, 2013 through April 2, 2016, we admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. We received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units.

A Limited Partner may not redeem their Units without the prior written consent of our General Partner. Our General Partner has the sole discretion to approve or deny any redemption requested by a Limited Partner.

At December 31, 2016, we had total assets of $116,757,454. Of this amount, $111,856,220 was for various investments: (i) $7,746,800 related to investments in finance leases, (ii) $356,703 related to investments in equipment subject to operating leases, (iii) $31,181,356 was associated with a portfolio of equipment notes receivable and accrued interest, (iv) $29,357,856 was associated with a portfolio of collateralized loans receivable and accrued interest, (v) a residual value investment in equipment on lease of $2,860,153, (vi) equity method investments of $861,799 and (vi) an equipment investment through SPV of $39,491,553. We also had initial direct costs of $371,144 associated with the origination and funding of lease assets, and other assets of $2,487,667. For the year ended December 31, 2016, we had a net loss of $3,807,749.

At December 31, 2015, we had total assets of $82,014,646. Of this amount, $73,000,147 was for various investments: (i) $3,358,435 related to investments in finance leases, (ii) $1,025,127 related to investments in equipment subject to operating leases, (iii) $11,025,523 was associated with a portfolio of equipment notes receivable and accrued interest, (iv) $10,370,610 was associated with a portfolio of collateralized loans receivable and accrued interest, (v) a residual value investment in equipment on lease of $2,938,065, (vi) equity method investments of $1,873,992 and (vi) an equipment investment through SPV of $42,408,395. We also had initial direct costs of 323,697 associated with the origination and funding of lease assets, and other assets of $3,908,546. For the year ended December 31, 2015, we had a net loss of $3,149,051.

At December 31, 2016 and 2015, our investment portfolio consisted of the following transactions:

Aircraft Parts Equipment

On October 31, 2014, the Partnership entered into an agreement for the purchase of two operating leases for aircraft rotable parts equipment located in the United States of America with a total basis of $1,330,616. Each operating lease has a remaining term of 28 months and monthly payments of $26,493 and $1,800, respectively. On that same date, the Partnership entered into a participation agreement with the rotable parts servicer, whereby the servicer purchased a 5% interest in these operating leases. In December 2016, the lease agreement for aircraft rotable parts equipment for approximately $775,000 was amended and extended for an additional 18 months and the Partnership reclassified the operating leases to investment in finance leases. The finance leases require 18 monthly payments in aggregate of $90,116 commencing on December 16, 2016.

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

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment.

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

On September 30, 2016 and in December 2016, the Partnership, through its investment in Juliet, acquired an additional interest in a loan note from the third party leasing company for $1,426,732 and $1,619,283, respectively. Under the terms of the loan agreement, the borrower is required to make 72 monthly payments of principal and interest of $57,925 and the loan is scheduled to mature on September 30, 2022. The loan is scheduled to mature on September 30, 2022.

On December 2, 2016 and on December 23, 2016, the Partnership, through its investment in Juliet, acquired additional interest in two loan notes from the third party leasing company for $43,177 and $2,335,960, respectively. Under the terms of the loan agreements, the borrower is required to make 60 monthly payments of principal and interest of $950 and $48,100, respectively. The loans are scheduled to mature on November 30, 2021 and June 30, 2021, respectively.

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

Die Board Cutting Equipment

On January 22, 2016, June 16, 2016, August 4, 2016, and September 27, 2016, the Partnership advanced a total of $178,404, $91,728, $55,785 and $37,519 respectively, for die board cutting equipment on lease. The promissory note accrues interest at a rate of 6.6% per annum and matures on the earlier of lease commencement date or December 31, 2016 (“Maturity Date”). The loan is secured by die board cutting equipment. Under the terms of the loan agreement, the borrower is required to make interest only monthly payments commencing on February 1, 2016 with the outstanding principal and any unpaid interest due at Maturity Date. For the year ended December 31, 2016, the equipment notes earned interest income of $12,775. On October 24, 2016, the lease commenced. The operating lease requires 60 monthly payments of $6,329 beginning on October 24, 2016.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. On December 29, 2015, Juliet advanced a total of $2,974,000 to the borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the borrowers.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the years ended December 31, 2016 and 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

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

Equipment Leasing Company

On July 21, 2016, September 15, 2016, and September 30, 2016, the Partnership funded $1,817,444, $181,598 and $300,846, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. On October 7, 2016, a third party on behalf of Juliet, funded an additional $1,759,570 under this wholesale financing arrangement. On October 4, 2016, November 23, 2016, November 29, 2016 and December 30, 2016, the Partnership funded an additional $854,390, $291,919, $78,912 and $78,095, respectively under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases.

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

Collateralized Loan Facility

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

Loan Note

On April 25, 2016, the Partnership entered into a separate loan agreement with the same borrower. In connection with the refinancing, the Partnership extended additional financing and received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604.

Alpha Promissory Note

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

Loan Note Instrument

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument matures on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility.

Loan Note

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024.

On April 15, 2016, Juliet entered into the amended and restated loan agreement and a $2,000,000 promissory note with the same borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on April 1, 2017. The promissory notes are secured by a pledge of shares in an investment portfolio of insurance companies under common control of the borrower which include equipment leases, direct hard asset and infrastructure investments, and other securities. On October 14, 2016, Juliet received cash of $2,008,556 ($2,000,000 of principal and $8,556 of interest) as payment in full of this promissory note.

Loan Note

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the years ended December 31, 2016 and 2015, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

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

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the year ended December 31, 2016 and 2015, CONT Feeder recorded income of approximately $16,423,000 and $4,545,000, respectively, from charter rental fees less total expenses of $18,236,000 and $5,194,000, respectively. For year ended December 31, 2016, expense consist of ship operating expenses of approximately $11,908,000, general and administrative expenses of approximately $2,068,000, depreciation expense of approximately $2,882,000, and interest expense of approximately $1,378,000 resulting in a net loss of approximately $1,813,000. For year ended December 31, 2015, expense consist of ship operating expenses, of approximately $2,164,000, ship management fees and charter commissions fees of approximately $772,000, general and administrative expenses, of approximately $1,167,000, depreciation expense, of approximately $972,000 and interest expense of approximately $82,000 resulting in a net loss of approximately $649,000.

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

Smart Safes

On September 15, 2014, we entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with another party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another party to finance 85% of the OEC up to an aggregate facility of $17 million and we agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of December 31, 2016, we had advanced a net total of $2,860,153.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5; Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 30, 2017
General Partner	1
Limited Partners	1,504

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.625% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. In 2016 and 2015, we paid a quarterly distribution to our Limited Partners at a rate of 8.0% per annum. This distribution rate reflects an increase of 1.5% per annum above the targeted distribution rate of 6.5% per annum. During the years ended December 31, 2016 and 2015, we made quarterly cash distributions to our Limited Partners totaling approximately $5,236,000 and $2,500,200, respectively, and we accrued $1,504,296 and $1,014,328 respectively, for distributions due to Limited Partners which resulted in a Distributions payable to Limited Partners of $1,504,296 and $1,014,328 at December 31, 2016 and 2015. We made a cash distribution of $0 and $15,000 to the General Partner during the years ended December 31, 2016 and 2015 respectively; we accrued $57,256 and $29,855, respectively, for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $85,116 and $27,860 at December 31, 2016 and 2015.

We are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2016. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Units and consistent with NASD Rule 2340(c), the value of our Units are estimated to be the offering price of $1,000 per Unit. At December 31, 2016, we were in our Operating Period which we began on May 29, 2013.

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

	Years Ended December 31,
	2016	2015
Total revenue	$21,685,888	$7,654,758
Net loss	$(3,807,749)	$(3,149,051)
Net loss allocable to Limited Partners	$(3,592,393)	$(2,969,227)
Weighted average number of limited partnership interests outstanding	71,635.73	38,284.68
Net loss per weighted average number of limited partnership interests outstanding	$(50.15)	$(77.56)
Distributions paid to Limited Partners	$5,725,615	$2,985,405
Distributions per weighted average number of limited partnership interests outstanding	$79.93	$77.98

	December 31,
	2016	2015
Total assets	$116,757,454	$82,014,646
Partners’ Equity	$47,624,350	$39,537,933

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

We are currently in the Operating Period. The Offering Period concluded on April 2, 2016, which is three years from the date we were declared effective by the SEC. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The General Partner has extended the Operating Period for an additional one year. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

Our General Partner, our Investment Manager and their affiliates, including Securities in its capacity as our selling agent and certain non-affiliates (namely, Selling Dealers) received fees and compensation from the offering of our Units, including the following, with any and all compensation paid to our General Partner solely in cash. We paid an underwriting fee of 3% of the gross proceeds of this offering (excluding proceeds, if any, we received from the sale of our Units to our General Partner or its affiliates) to our selling agent or selling agents.

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

Current Business Environment and Outlook

We believe that 2017 will continue to present attractive opportunities for equipment lease and asset finance investments. While we expect interest rates to increase, this will generally result in increased returns on asset based investments. As the lending institutions such as banks raise the rates they charge to borrowers, this will make the financing provided by us more cost competitive, and broaden the market of potential investments Although it also increases the cost of leverage, we do not see much of a net effect on our gross margins since we do not plan on utilizing significant leverage in our portfolio. Our single investor leases and loans should benefit from any increase in interest rates over the long term. Specialty finance firms have raised a significant amount of capital targeted toward these asset classes which has driven down financing rates across the sector. The competitive environment is firming up with a few large participants exiting the market, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we think there is more opportunity than there has been in years to acquire seasoned portfolios of equipment leases and loans. We also think that there may be opportunity for consolidation in the next year or two. Overall we think that businesses have a positive outlook for growth in 2017 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2017 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth in 2017 is poised to experience moderately strong growth of 2.7% while equipment and software investment should expand by about 3.0%. After a growth pause during the first half of 2016 in which low energy and commodity prices contributed to weak business confidence and investment, the U.S. economy appears to be back on solid footing. Credit market conditions are healthy and are not expected to inhibit business investment or the equipment finance industry. Struggles for the energy, manufacturing and export sectors posed a major drag on business investment in 2016, but early indicators point to growth of 3.0% in equipment and software investment in 2017. U.S. manufacturing activity is anticipated to increase over the near term with support from the current administration. Materials handling equipment investment growth should remain stable. All other industrial equipment investment growth will likely rebound. Medical equipment investment growth should remain stable. Railroad equipment investment growth should continue to strengthen. Trucks investment growth is poised to accelerate. Computers investment growth is likely to improve. Aircraft and ship investment growth will likely strengthen, and while we do not anticipate making significant investment in these asset classes, this will tie up substantial amount of capital of other asset finance companies.

Receding headwinds should propel equipment investment towards growth in 2017, after a less than ideal 2016 witnessed three consecutive quarters of contraction. Although Q4 2016 data may be stronger than recent quarters. A key factor in this rebound is the energy sector, which has been a major drag on growth for several quarters but is no longer in freefall and should improve in the months ahead. This will benefit several equipment verticals that are closely tied to the energy sector. Meanwhile, most other verticals are also exhibiting positive signs and appear primed to improve in the first half of 2017. U.S. credit conditions remain stable, with little change from last quarter in the areas of credit supply and financial stress, and a slight increase in credit demand (especially among consumers and households). Business demand for credit remains tepid but has improved from last quarter. The Federal Reserve Board has increased its benchmark interest rate in December, and is expected to further increase rates in 2017 making our financing more cost competitive with banks.

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

Equipment Leasing Company

On July 21, 2016, September 15, 2016, and September 30, 2016, the Partnership funded $1,817,444, $181,598 and $300,846, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. On October 7, 2016, a third party on behalf of Juliet, funded an additional $1,759,570 under this wholesale financing arrangement. On October 4, 2016, November 23, 2016, November 29, 2016 and December 30, 2016, the Partnership funded an additional $854,390, $291,919, $78,912 and $78,095, respectively under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases.

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

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment.

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

On September 30, 2016 and in December 2016, the Partnership, through its investment in Juliet, acquired an additional interest in a loan note from the third party leasing company for $1,426,732 and $1,619,283, respectively. Under the terms of the loan agreement, the borrower is required to make 72 monthly payments of principal and interest of $57,925 and the loan is scheduled to mature on September 30, 2022. The loan is scheduled to mature on September 30, 2022.

On December 2, 2016 and on December 23, 2016, the Partnership, through its investment in Juliet, acquired additional interest in two loan notes from the third party leasing company for $43,177 and $2,335,960, respectively. Under the terms of the loan agreements, the borrower is required to make 60 monthly payments of principal and interest of $950 and $48,100, respectively. The loans are scheduled to mature on November 30, 2021 and June 30, 2021, respectively.

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

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership is currently in the process of evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

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

Business Overview

We are currently in the Operating Period. The Offering Period concluded on April 2, 2016, which is three years from the date we were declared effective by the SEC. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The General Partner has extended the Operating Period for an additional one year. The Liquidation Period, which follows the conclusion of the Operating Period, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

Results of Operations for the Year Ended December 31, 2016 (“2016”) as compared to the Year Ended December 31, 2015 (“2015”)

We are currently in the Operating Period. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. Through April 2, 2016, we admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. We received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units. For the year ended December 31, 2016, we paid or accrued an underwriting fee to Securities totaling $1,949,907.

Our revenue for the years ended December 31, 2016 and 2015 is summarized as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenue:
Rental income	$329,931	$1,726,134
Finance income	1,112,846	139,754
Interest income	4,448,049	1,496,067
Income from equipment investment through SPV	16,422,922	4,545,014
Investment (loss) income from equity method investments	(932,193)	(350,396)
(Loss) gain on sale of assets	-	(254,914)
Other income	304,333	353,099
Total Revenue	$21,685,888	$7,654,758

For the year ended December 31, 2016, we earned $329,931 in rental income primarily from two operating leases of aircraft rotable parts equipment. We also recognized $4,448,049 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $1,112,846 in finance income from various finance leases. We also recognized an investment loss of $932,193 from our equity method investments. We also recognized income of $16,422,922 from our equipment investment through SPV. The increase in our total revenue in 2016 as compared to 2015 is primarily a result of the income from our equipment investment through the Marine transaction which didn’t occur until the end of the fourth quarter of 2015. The decrease in our rental income in 2016 compared to 2015 is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment loan receivables to a third party in June 2015. The increase in finance income and interest income in 2016 as compared to 2015 is a result of the increase in finance leases and equipment notes and collateralized loans receivable in 2016 as compared to 2015.

For the year ended December 31, 2015, we earned $1,726,134 in rental income. The majority of which was a result of the portfolios of leases obtained by us through the Echo and Echo II transactions, which we sold in June 2015, leaving us with rental income from two operating leases of aircraft rotable parts equipment. We also recognized $1,496,067 in interest income, the majority of which was generated by the equipment notes and loans receivable. We recognized $139,754 in finance income from various finance leases. We also recognized an investment loss of $350,396 from our equity method investments. We also recognized income of $4,545,014 from our equipment investment through SPV. We also recognized a loss on sale of assets of $254,914 from the sale of operating leases and finance leases. The decrease in our rental income, finance income and interest income in 2015 as compared to 2014 is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment loan receivables to a third party in June 2015.

Our expenses for the years ended December 31, 2016 and 2015 are summarized as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Expenses:
Management fees — Investment Manager	$1,500,000	$1,500,000
Depreciation and amortization	418,968	1,641,625
Professional fees	220,883	277,640
Administration expense	90,427	67,301
Interest expense	3,208,312	1,676,020
Other expenses	293,900	385,069
Expenses from equipment investment through SPV (including depreciation expense of approx.$2,882,000 and $260,000, respectively)	18,235,637	5,194,405
Total Expenses	$23,968,127	$10,742,060

Foreign currency transaction losses	$1,525,510	$61,749

For the year ended December 31, 2016, we incurred $23,968,127 in total expenses. There was no increase in management fees paid to our Investment Manager in 2016 as compared to 2015. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $418,968 in depreciation and amortization expense. We also incurred $220,883 in professional fees, which is consistent with prior year. In conjunction with the Marine and the various Juliet transactions, we assumed approximately $17,104,000 and $26,100,000, respectively in loans payable with various third parties which resulted in $3,208,312 in interest expense during the year ended December 31, 2016. We also incurred expenses of $18,235,637 from our equipment investment through SPV. The decrease in depreciation and amortization in 2016 as compared to 2015 is a result of the sale by Echo and Echo II of all their portfolios of leases and equipment notes to a third party in June 2015.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the year ended December 31, 2016 of $3,807,749, prior to the allocation for non-controlling interest, as compared to a net loss of $3,149,051 for the year ended December 31, 2015. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the year ended December 31, 2016, the non-controlling interest recognized net income of $2,202 due to its interest in Alpha and a net loss of $181,271 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash provided by (used in):
Operating activities	$3,639,278	$1,240,676
Investing activities	$(33,916,839)	$(48,209,907)
Financing activities	$27,537,728	$47,716,273

Sources of Liquidity

We are currently in the Operating Period. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. We believe that cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including quarterly distributions to our Limited Partners, general and administrative expenses, fees paid to our Investment Manager and new investment opportunities.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2016 was $3,639,278 and was primarily driven by the following factors; (i) an increase in accrued interest income of $1,764,165, (ii) an increase in minimum rents receivable of $2,696,273 and (iii) an increase in accrued interest on notes payable of $2,764,429. Offsetting these fluctuations was a net loss for the year ended December 31, 2016 of approximately $3,808,000, and a decline of approximately $2,008,000 in accounts payable and accrued expenses. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash in-flows from operations principally from rental payments received from lessees.

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

Investing Activities

Cash used in investing activities was $33,916,839 for the year ended December 31, 2016. This was primarily related to payment on equipment notes receivable of approximately $27,033,000, payment of collateralized loans of approximately $12,238,000, and purchases of finance leases of approximately $3,065,000. Offsetting these fluctuations was repayment of equipment notes receivable of approximately $2,390,000, equipment investment through SPV of approximately $2,917,000, and cash received from collateralized loans receivable of approximately $3,171,000.

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

Financing Activities

Cash provided by financing activities for the year ended December 31, 2016 was $27,537,728 and was primarily due to cash proceeds received of approximately $18,625,000 from a loan payable in relation to the CONT Feeder as well as approximately $19,147,000 received from Limited Partner capital contributions. Offsetting this increase was repayments of loan payable of approximately $3,348,000, Limited Partner distributions of approximately $5,236,000, and payment of underwriting fees of approximately $1,447,000.

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

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our Limited Partners at 1.625% per quarter, the equivalent rate of 6.5% per annum, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). The amount and rate of cash distributions could vary and are not guaranteed. In 2016 and 2015, we paid a quarterly distribution to our Limited Partners at a rate of 8.0% per annum. This distribution rate reflects an increase of 1.5% per annum above the targeted distribution rate of 6.5% per annum. During the years ended December 31, 2016 and 2015, we made quarterly cash distributions to our Limited Partners totaling approximately $5,236,000 and $2,500,200, respectively, and we accrued $1,504,296 and $1,014,328 respectively, for distributions due to Limited Partners which resulted in a Distributions payable to Limited Partners of $1,504,296 and $1,014,328 at December 31, 2016 and 2015. We made a cash distribution of $0 and $15,000 to the General Partner during the year ended December 31, 2016 and 2015, respectively; we accrued $57,256 and $29,855, respectively, for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $85,116 and $27,860 at December 31, 2016 and 2015.

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

Contractual Obligations

None.

Subsequent Events

On January 9, 2017, the Partnership, through its investment in Juliet, sold a loan note for construction equipment to a third party for cash proceeds of $2,252,389. The loan note had a net book value of $2,239,760 resulting in a gain of $12,629.

On January 13, 2017 and February 23, 2017, the Partnership, through its investment in Juliet, funded an additional $1,463,260 and $814,320, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

On January 18, 2017, the Partnership sold the solar products manufacturing equipment note for cash proceeds of $4,021,250. The equipment note had a net book value of $3,893,165 resulting in a gain of $128,085.

On January 19, 2017, the Partnership made an additional equity investment in SQN Helo for $3,325,506.

On March 8, 2017, the Partnership funded an additional $256,987 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

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

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

SQN AIF IV, L.P. and Subsidiaries

New York, New York

We have audited the accompanying consolidated balance sheets of SQN AIF IV, L.P. and Subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SQN AIF IV, L.P. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

March 31, 2017

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets

Cash and cash equivalents	$2,042,423	$4,782,256
Investments in finance leases, net	7,746,800	3,358,435
Investments in equipment subject to operating leases, net	356,703	1,025,127
Equipment notes receivable, including accrued interest of $73,381 and $151,448	31,181,356	11,025,523
Residual value investment in equipment on lease	2,860,153	2,938,065
Initial direct costs, net of accumulated amortization of $205,765 and $51,055	371,144	323,697
Collaterized loans receivable, including accrued interest of $1,092,823 and $166,577	29,357,856	10,370,610
Investment in Informage SQN Technologies LLC	544,189	649,055
Investment in SQN Helo LLC	317,610	1,224,937
Equipment investment through SPV	39,491,553	42,408,395
Other assets	2,487,667	3,908,546
Total Assets	$116,757,454	$82,014,646

Liabilities and Partners' Equity
Liabilities:
Loans payable	$60,589,483	$34,550,746
Accounts payable and accrued liabilities	1,661,361	1,924,212
Deferred revenue	534,567	-
Distributions payable to Limited Partners	1,504,296	1,014,328
Distributions payable to General Partner	85,116	27,860
Security deposits payable	74,581	94,942
Total Liabilities	64,449,404	37,612,088

Commitments and Contingencies	-	-

Partners' Equity (Deficit):
Limited Partners	47,801,079	39,621,119
General Partner	(176,729)	(83,186)
Total Partners' Equity attributable to the Partnership	47,624,350	39,537,933

Non-controlling interest in consolidated entities	4,683,700	4,864,625

Total Equity	52,308,050	44,402,558
Total Liabilities and Partners' Equity	$116,757,454	$82,014,646

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Consolidated Statements of Operations

	For the Years Ended
	December 31
	2016	2015

Revenue:
Rental income	$329,931	$1,726,134
Finance income	1,112,846	139,754
Interest income	4,448,049	1,496,067
Income from equipment investment through SPV	16,422,922	4,545,014
Investment loss from equity method investments	(932,193)	(350,396)
Loss on sale of assets	-	(254,914)
Other income	304,333	353,099
Total Revenue	21,685,888	7,654,758

Expenses:
Management fees - Investment Manager	1,500,000	1,500,000
Depreciation and amortization	418,968	1,641,625
Professional fees	220,883	277,640
Administration expense	90,427	67,301
Interest expense	3,208,312	1,676,020
Other expenses	293,900	385,069
Expenses from equipment investment through SPV (including depreciation expense of approximately $2,882,000 and $972,000 for the years ending December 31, 2016 and 2015, respectively)	18,235,637	5,194,405
Total Expenses	23,968,127	10,742,060
Foreign currency transaction losses	1,525,510	61,749
Net loss	(3,807,749)	(3,149,051)

Net loss attributable to non-controlling interest in consolidated entities	(179,069)	(149,832)
Net loss attributable to the Partnership	$(3,628,680)	$(2,999,219)

Net loss attributable to the Partnership
Limited Partners	$(3,592,393)	$(2,969,227)
General Partner	(36,287)	(29,992)
Net loss attributable to the Partnership	$(3,628,680)	$(2,999,219)

Weighted average number of limited partnership interests outstanding	71,635.73	38,284.68

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(50.15)	$(77.56)

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Consolidated Statements of Changes in Partners' Equity
Year Ended December 31, 2016

	Limited				Non-
	Partnership	Total	General	Limited	controlling
	Interests	Equity	Partner	Partners	Interest
Balance, January 1, 2015	26,444.01	$21,221,188	$(23,339)	$20,083,196	$1,161,331

Limited Partners' capital contributions	28,871.98	28,871,979	-	28,871,979	-
Non-controlling interest contribution to consolidated entities	-	4,929,564	-	-	4,929,564
Offering expenses	-	(380,306)	-	(380,306)	-
Underwriting fees	-	(2,866,380)	-	(2,866,380)	-
Net loss	-	(3,149,051)	(29,992)	(2,969,227)	(149,832)
Distributions to partners	-	(3,015,260)	(29,855)	(2,985,405)	-
Redemption of non-controlling interest to consolidated entities	-	(1,076,438)	-	-	(1,076,438)
Redemption of initial Limited Partners' contributions	-	(132,738)	-	(132,738)	-

Balance, December 31, 2015	55,315.99	44,402,558	(83,186)	39,621,119	4,864,625

Limited Partners' capital contributions	19,650.08	19,650,079	-	19,650,079	-
Offering expenses	-	(102,330)	-	(102,330)	-
Underwriting fees	-	(1,949,907)	-	(1,949,907)	-
Net loss	-	(3,807,749)	(36,287)	(3,592,393)	(179,069)
Distributions to partners	-	(5,782,871)	(57,256)	(5,725,615)	-
Redemption of non-controlling interest	-	(1,856)	-	-	(1,856)
Redemption of initial Limited Partners' contributions	-	(99,874)	-	(99,874)	-

Balance, December 31, 2016	74,966.07	$52,308,050	$(176,729)	$47,801,079	$4,683,700

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Condensed Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(3,807,749)	$(3,149,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(1,112,846)	(139,754)
Accrued interest income	(3,958,808)	(1,261,266)
Investment loss from equity method investments	932,193	350,396
Depreciation and amortization	418,968	1,641,625
Loss on sale of assets	-	254,914
Rental income adjustment for Echo and Echo II	-	186,048
Foreign currency transaction losses (gains)	1,490,312	54,101
Change in operating assets and liabilities:
Minimum rents receivable	3,187,683	491,410
Accrued interest income	2,727,688	963,523
Other assets	1,420,879	695,439
Accounts payable and accrued liabilities	(262,851)	1,745,499
Deferred revenue	534,567	-
Security deposits payable	(20,361)	82,618
Accrued interest on note payable	2,089,603	(674,826)
Net cash provided by operating activities	3,639,278	1,240,676

Cash flows from investing activities:
Purchase of finance leases	(3,064,991)	(3,362,682)
Purchase of residual value investments of equipment subject to lease	-	(745,703)
Cash received from residual value investments of equipment subject to lease	77,912	-
Cash paid for initial direct costs	(286,407)	(277,292)
Cash reimbursement received for initial direct costs	70,250	-
Cash paid for collateralized loans receivable	(12,237,970)	(15,354,033)
Cash received from collateralized loans receivable	3,170,884	5,150,000
Cash received from equipment loans receivable	-	1,128,812
Proceeds from sale of leased assets	-	15,234,421
Investment in Informage SQN Technologies	-	(138,532)
Proceeds from Informage SQN Technologies	80,000	610,936
Investment in SQN Helo	-	(1,465,000)
Equipment investment through SPV	2,916,842	(42,408,395)
Cash paid for equipment notes receivable	(27,033,009)	(7,257,621)
Repayment of equipment notes receivable	2,389,650	675,182
Net cash used in investing activities	(33,916,839)	(48,209,907)

Cash flows from financing activities:
Cash received from loan payable	18,625,179	34,550,746
Repayments of loan payable	(3,347,916)	(11,304,675)
Cash paid to financial institutions for equipment notes payable	-	(2,460,262)
Cash received from non-controlling interest contribution	-	4,929,564
Cash received from Limited Partner capital contributions	19,146,741	28,178,084
Cash paid for Limited Partner distributions	(5,235,647)	(2,500,217)
Cash paid for Initial Limited Partners contribution redemption	(99,874)	(32,738)
Cash paid for General Partner distributions	-	(15,000)
Cash paid for non-controlling interest distributions	(1,856)	(1,076,438)
Cash paid for underwriting fees	(1,446,569)	(2,172,485)
Cash paid for offering costs	(102,330)	(380,306)
Net cash provided by financing activities	27,537,728	47,716,273

Net increase in cash and cash equivalents	(2,739,833)	747,042
Cash and cash equivalents, beginning of period	4,782,256	4,035,214
Cash and cash equivalents, end of period	$2,042,423	$4,782,256

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries
(A Delaware Limited Partnership)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015

Supplemental disclosure of other cash flow information:
Cash paid for interest	$827,308	$351,678

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$503,338	$693,895
Distributions payable to General Partner	$57,256	$29,855
Distributions payable to Limited Partners	$1,504,296	$1,014,328
Reclassification of equipment notes receivable to investment in finance leases	$2,861,620	$-
Reclassification of equipment subject to operating leases to investment in finance leases	$367,079	$-
Reclassification of initial direct cost to collateralized loans receivable	$10,000	$-
Reclassification of equipment subject to operating leases to other assets	$-	$(181,778)
Increase in equipment loans receivable	$-	$(108,636)
Increase in collateralized loans receivable	$(8,671,871)	$-

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

On December 2, 2015, the Partnership formed a special purpose entity SQN Juliet, LLC (“Juliet”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On December 29, 2015, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matures on December 29, 2016. On April 22, 2016, this loan was amended and extended as part of the amended participation agreement. On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. On December 29, 2015, a participation agreement was entered into between a third party (“Juliet Participation A”), the Partnership (“Juliet Participation B”), and Juliet. In connection with the participation agreement, the Partnership assigned to Juliet various finance leases and equipment notes receivables with a total value equal to $4,866,750. Under the agreement, Juliet created two collateralized participation interests for the underlying loans (“Underlying Loans”); Juliet Participation A’s principal balance is $3,071,000 and accrues interest at 8.5% per annum and Juliet Participation B’s principal balance is the value of their assigned finance leases and equipment notes receivable of $4,866,750. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On April 22, 2016, the participation agreement dated December 29, 2015 between Juliet Participation A, Juliet Participation B, and Juliet was amended and restated. In connection with the amended participation agreement, Juliet Participation A funded Juliet cash of approximately $8,511,000 and assigned their interests of approximately $3,986,000 in a loan facility for a wood pellet business in Texas, which along with the outstanding principal payable balance of approximately $2,124,000 on the Just Loans transaction resulted in a Juliet Participation A balance of approximately $14,621,000. Under the amended agreement, Juliet Participation A’s principal balance accrues interest at 6% per annum and Juliet Participation B’s principal balance accrues interest at 12% per annum. Juliet Participation A’s interest is senior to Juliet Participation B’s interest.

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interest. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). During the years ended December 31, 2016 and 2015, the Partnership made quarterly cash distributions to its Limited Partners totaling $5,235,647 and $2,500,217, respectively, and accrued $1,504,296 and $1,014,328 respectively, for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $1,504,296 and $1,014,328 at December 31, 2016 and 2015, respectively. The Partnership made a cash distribution of $0 and $15,000 to the General Partner during the years ended December 31, 2016 and 2015, respectively; and accrued $57,256 and $29,855, respectively, for distributions due to the General Partner which resulted in a distributions payable to General Partner of $85,116 and $27,860 at December 31, 2016 and 2015, respectively..

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

Cash and Cash Equivalents — The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of funds maintained in checking and money market accounts maintained at financial institutions.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2016 and 2015, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2016 and 2015, and does not expect any material adjustments to be made. The tax years 2016, 2015 and 2014 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership is currently in the process of evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

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

3. Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2016.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the years ended December 31, 2016 and 2015, the Partnership paid $1,500,000 in management fee expense to the Investment Manager.

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

For the years ended December 31, 2016 and 2015, the Partnership incurred the following transactions with Securities:

	Year Ended December 31, 2016	Year Ended December 31, 2015

Balance - beginning of year	$—	$—
Underwriting fees earned by Securities	574,402	845,343
Payments by the Partnership to Securities	(574,402)	(845,343)
Balance - end of year	$—	$—

For the years ended December 31, 2016 and 2015, the Partnership incurred the following underwriting fee transactions:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Underwriting discount incurred by the Partnership	$503,338	$693,895
Underwriting fees earned by Securities	574,402	845,343
Underwriting fees paid to outside brokers	872,167	1,327,142
Total underwriting fees	$1,949,907	$2,866,380

4. Investments in Finance Leases

At December 31, 2016 and 2015, net investments in finance leases consisted of the following:

	2016	2015
Minimum rents receivable	$9,408,605	$4,007,515
Estimated unguaranteed residual value	652,689	113,363
Unearned income	(2,314,494)	(762,443)

	$7,746,800	$3,358,435

Aircraft Parts Equipment

In December 2016, the Lease Agreement for aircraft rotable parts equipment for approximately $775,000 was amended and extended (as described in Note 6) for an additional 18 months and the Partnership reclassified the operating leases to investment in finance leases. The finance leases require 18 monthly payments in aggregate of $90,116 commencing on December 16, 2016.

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

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced (as described in Note 6) and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 commencing on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016.

Anaerobic Digestion Plant

On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced (as described in Note 6) and the Partnership reclassified the equipment note to investment in finance lease. The lease requires 20 quarterly payments of £41,616 ($59,823 applying exchange rate of 1.4375 at May 16, 2016) began on April 30, 2016.

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

5. Investment in Equipment Subject to Operating Leases

On October 31, 2014, the Partnership entered into an agreement for the purchase of two operating leases for aircraft rotable parts equipment located in the United States of America with a total basis of $1,330,616. Each operating lease had a remaining term of 28 months and monthly payments of $26,493 and $1,800, respectively. On that same date, the Partnership entered into a participation agreement with the rotable parts servicer, whereby the servicer purchased a 5% interest in these operating leases. In December 2016, these operating leases were amended and extended for an additional 18 months and the Partnership reclassified the operating leases to investment in finance leases.

On October 24, 2016, the die board cutting equipmen lease commenced. The operating lease requires 60 monthly payments of $6,329 beginning on October 24, 2016.

December 31, 2016:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Machine Tools	$367,079	$10,376	$356,703
	$367,079	$10,376	$356,703

December 31, 2015:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft equipment	$1,330,616	$305,489	$1,025,127
	$1,330,616	$305,489	$1,025,127

Depreciation expense for the years ended December 31, 2016 and 2015 was $260,258 and $1,374,342, respectively.

6. Equipment Notes Receivable

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment. For the year ended December 31, 2016, the equipment notes earned interest income of $382,349.

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

On September 30, 2016 and in December 2016, the Partnership, through its investment in Juliet, acquired an additional interest in a loan note from the third party leasing company for $1,426,732 and $1,619,283, respectively. Under the terms of the loan agreement, the borrower is required to make 72 monthly payments of principal and interest of $57,925 and the loan is scheduled to mature on September 30, 2022. The loan is scheduled to mature on September 30, 2022.

On December 2, 2016 and on December 23, 2016, the Partnership, through its investment in Juliet, acquired additional interest in two loan notes from the third party leasing company for $43,177 and $2,335,960, respectively. Under the terms of the loan agreements, the borrower is required to make 60 monthly payments of principal and interest of $950 and $48,100, respectively. These loans are scheduled to mature on November 30, 2021 and June 30, 2021, respectively.

For the year ended December 31, 2016, the equipment notes earned interest income of $279,106.

Food Manufacturing Equipment

On April 11, 2016 (“Funding Date”), the Partnership extended a loan facility in the amount of $2,500,000 to a Minnesota-based manufacturer of a commercial low-sodium salt substitute. The loan is secured by food manufacturing equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $81,657. The loan is scheduled to mature on April 1, 2019. The borrower is required to make the first and last monthly payments on the Funding Date and then make 34 monthly payments of principal and interest of $81,657 which commenced on June 1, 2016. For the year ended December 31, 2016, the equipment note earned interest income of $219,230.

Manufacturing and Testing Equipment

On March 8, 2016 (“Funding Date”), the Partnership loaned $1,992,000 to a California-based LED lighting manufacturer located in California. The loan is secured by manufacturing and testing equipment located at one of the manufacturer’s facilities. The promissory note requires 30 monthly payments of approximately $76,016 and has a final balloon payment of 3% of the aggregate principal amount due on September 1, 2018. The borrower is required to make the first and last monthly payments on the Funding Date and then make 28 monthly payments of principal and interest of $76,016 which commenced on May 1, 2016. For the year ended December 31, 2016, the equipment note earned interest income of $148,508.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the year ended December 31, 2016, the equipment notes earned interest income of $57,054.

Die Board Cutting Equipment

On January 22, 2016, June 16, 2016, August 4, 2016, and September 27, 2016, the Partnership advanced a total of $178,404, $91,728, $55,785 and $37,519 respectively, for die board cutting equipment on lease. The promissory note accrues interest at a rate of 6.6% per annum and matures on the earlier of lease commencement date or December 31, 2016 (“Maturity Date”). The loan is secured by die board cutting equipment. Under the terms of the loan agreement, the borrower is required to make interest only monthly payments commencing on February 1, 2016 with the outstanding principal and any unpaid interest due at Maturity Date. For the year ended December 31, 2016, the equipment notes earned interest income of $12,775. On October 24, 2016, the lease commenced. The operating lease requires 60 monthly payments of $6,329 beginning on October 24, 2016.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. On December 29, 2015, Juliet advanced a total of $2,974,000 to the borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the borrowers. For the years ended December 31, 2016 and 2015, the equipment note earned interest income of $669,119 and $0, respectively.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789. The loan is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018. For the years ended December 31, 2016 and 2015, the equipment note earned interest income of $1,443 and $136, respectively.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. For the years ended December 31, 2016 and 2015, the equipment note earned interest income of $8,670 and $1,631, respectively.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the years ended December 31, 2016 and 2015, the equipment notes earned interest income of $17,175 and $3,232, respectively.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the years ended December 31, 2016 and 2015, the equipment notes earned interest income of $109,442 and $23,579, respectively.

Furniture and Fixtures and Server Equipment

On August 5, 2015, the Partnership entered into a Master Equipment Lease agreement to lease approximately $2,700,000 of servers, fixtures and furniture to a third party lessee, an innovative provider of professional office environments. The lessee is required to make monthly payments until all equipment has been delivered and accepted by the lessee. After lease commencement, the equipment will be leased for a 3 year term. At lease maturity the lessee has the option to purchase the equipment for a fixed purchase price. All of the lessee’s obligations under the lease are guaranteed by the lessee’s parent company. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. As of January 31, 2016, the Partnership funded approximately $2,155,005 under the ten draws under the Master Equipment Lease agreement. For the years ended December 31, 2016 and 2015, the equipment note earned interest income of $41,256 and 76,880, respectively. On January 31, 2016, the lease commenced and the Partnership reclassified this equipment note to investment in finance lease.

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

Anaerobic Digestion Plant

On April 1, 2015, the Partnership entered into a loan facility with a borrower. Under the terms of the loan facility, the Partnership agreed to provide the borrower with financing in an amount up to £310,000 (approximately $474,000 applying various exchange rates) in connection with the construction financing of a waste water processing anaerobic digestion plant (the “Plant”) located in the United Kingdom. The loan facility accrues interest at a rate of 12% per annum and has a final repayment date of July 31, 2015. The loan facility was extended until completion of the Plant. The loan facility is secured by the Plant. On October 15, 2015, the Partnership made an additional advance of approximately £150,000 (approximately $232,485 applying exchange rate of 1.550 at October 15, 2015). After construction of the Plant is completed, the Plant operator has agreed to lease the Plant from the lender for a five year term. The Partnership has agreed in advance to purchase the lease receivables from the lender. The lease receivables will be secured by the lender’s ownership of the Plant. As of December 31, 2015, the Partnership advanced the full amount under this facility. For the years ended December 31, 2016 and 2015, the equipment note earned interest income of $6,730 and $45,719, respectively. On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced and the Partnership reclassified this equipment note to investment in finance lease.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the years ended December 31, 2016 and 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the years ended December 31, 2016 and 2015, the medical equipment note earned interest income of $67,952 and $85,038, respectively.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the years ended December 31, 2016 and 2015, the equipment note earned interest income of $52,165 and $41,496, respectively.

The future principal maturities of the Partnership’s equipment notes receivable at December 31, 2016 are as follows:

Years ending December 31,
2017	$13,849,702
2018	5,824,710
2019	4,645,745
2020	3,969,360
2021	2,117,504
Thereafter	700,954
Total	$31,107,975

8. Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of December 31, 2016, the Partnership had advanced a net total of $2,860,153.

9. Collateralized Loan Receivable

On September 23, 2016, the Partnership, through its investment in Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the year ended December 31, 2016, the loan facility earned interest income of $54,922.

On September 12, 2016, the Partnership, through its investment in Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the year ended December 31, 2016, the loan facility earned interest income of $80,007.

On July 21, 2016, September 15, 2016, and September 30, 2016, the Partnership funded $1,817,444, $181,598 and $300,846, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. On October 7, 2016, a third party on behalf of Juliet, funded an additional $1,759,570 under this wholesale financing arrangement. On October 4, 2016, November 23, 2016, November 29, 2016 and December 30, 2016, the Partnership funded an additional $854,390, $291,919, $78,912 and $78,095, respectively under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the year ended December 31, 2016, the loans earned interest income of $161,589.

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the year ended December 31, 2016, the loan facility earned interest income of $192,644.

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

On the same date, the Partnership entered into a separate loan agreement with the same borrower. In connection with the refinancing, the Partnership extended additional financing and received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604. For the years ended December 31, 2016 and 2015, the promissory notes earned interest income of $548,718 and $94,195, respectively.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Alpha Participation A”), the Partnership (“Alpha Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Alpha Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Alpha Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Alpha Participation A’s interest is senior to Alpha Participation B’s interest. For the years ended December 31, 2016 and 2015, the Alpha Participation B earned interest income of $131,128 and $75,596, respectively.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument matures on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. For the years ended December 31, 2016 and 2015, the Loan Note Instruments earned interest income of $481,332 and $125,999, respectively.

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024.

On April 15, 2016, Juliet entered into the amended and restated loan agreement and a $2,000,000 promissory note with the same borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on April 1, 2017. The promissory notes are secured by a pledge of shares in an investment portfolio of insurance companies under common control of the borrower which include equipment leases, direct hard asset and infrastructure investments, and other securities. On October 14, 2016, Juliet received cash of $2,008,556 ($2,000,000 of principal and $8,556 of interest) as payment in full of this promissory note. For the years ended December 31, 2016 and 2015, the promissory notes earned interest income of $330,025 and $1,808, respectively.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the years ended December 31, 2016 and 2015, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

10. Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN PAC, and a third party formed a special purpose entity, Informage SQN Technologies, LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of December 31, 2016, the Partnership has advanced a total of $1,357,622 and received total repayments of $690,936. For the years ended December 31, 2016 and 2015, the Partnership recorded investment loss of $24,866 and $110,333, respectively, for its proportionate share of Informage SQN’s earnings under the equity method pursuant to U.S. GAAP. As of December 31, 2016, the Partnership has an investment balance of $544,189.

11. Investment in SQN Helo LLC

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager, and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each own 50% of SQN Helo. The Partnership accounts for its investment in SQN Helo using the equity method. In November 2016, a lessee of a number of helicopters filed for bankruptcy protection under Chapter 11 and is in the process of restructuring the leases. As of December 31, 2015, the Partnership has advanced a total of $1,465,000. For the years ended December 31, 2016 and 2015, the Partnership recorded investment loss of $907,326 and $240,063, respectively, for its proportionate share of SQN Helo’s net loss under the equity method pursuant to U.S. GAAP. As of December 31, 2016, the Partnership has an investment balance of $317,610.

12. Equipment Investment through SPV

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of December 31, 2016, the Partnership has an aggregate investment balance of $39,491,553 consisting of feeder vessels of $35,930,773, drydocking fees of $3,258,807 and inventory supplies of $301,973.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the year ended December 31, 2016 and 2015, CONT Feeder recorded income of approximately $16,423,000 and $4,545,000, respectively, from charter rental fees less total expenses of $18,236,000 and $5,194,000, respectively. For year ended December 31, 2016, expense consist of ship operating expenses of approximately $11,908,000, general and administrative expenses of approximately $2,068,000, depreciation expense of approximately $2,882,000, and interest expense of approximately $1,378,000 resulting in a net loss of approximately $1,813,000. For the year ended December 31, 2015, expense consist of ship operating expenses, of approximately $2,164,000, ship management fees and charter commissions fees of approximately $772,000, general and administrative expenses, of approximately $1,167,000, depreciation expense, of approximately $972,000 and interest expense of approximately $82,000 resulting in a net loss of approximately $649,000.

13. Other Assets

Other assets of $2,487,667 is primarily made up of $1,809,957 related to the Partnership’s Equipment Investment through SPV.

14. Loans Payable

On April 22, 2016, Juliet, a third party and the third party’s affiliate amended and restated the participation agreement dated December 29, 2015. Juliet borrowed a total of approximately $14,621,000 in the form of a senior participation instruments with a third party and the third party’s affiliate consisting of the outstanding principal payable balance of approximately $2,124,000 on the Just Loans transaction, the third party also funded Juliet additional cash of approximately $8,511,000 and assigned their interests of approximately $3,986,000 in a loan facility for a wood pellet business in Texas. The senior participation instrument accrues interest at the rate of 6% per annum and also accrues PIK interest at the rate of 1.5% per annum. The senior participants, as collateral, have a first priority security interest in all of the assets acquired by Juliet as well as a senior participation interest in all of the proceeds from the assets, while Juliet has a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets are applied as follows (1), to pay accrued and unpaid interest of the senior participant, (2), to pay any cumulative interest shortfall of the senior participant, (3), to pay accrued and unpaid interest of the junior participants, and (4), to reduce the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. On May 5, 2016, the third party provided additional financing, on behalf of Juliet, in the amount of approximately $2,926,000 after applicable exchange rates.

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

In connection with the acquisition of container vessels, CONT Feeder borrowed $14,375,654 from third parties. As of December 31, 2016, the CONT Feeder loan payable was $12,242,736.

15. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$31,107,975	$31,107,975	$10,874,075	$10,791,180
Collateralized loans receivable	$28,265,033	$28,265,033	$10,204,033	$10,049,441

Liabilities:
Loans payable	$60,589,483	$60,589,483	$34,550,746	$34,550,746

16. Income Tax Reconciliation (unaudited)

As of December 31, 2016 and 2015, total Partners’ Equity attributable to the Partnership included in the consolidated financial statements was $47,624,350 and $39,537,933, respectively. As of December 31, 2016 and 2015, total Partners’ equity for federal income tax purposes was $47,624,350 and $39,537,933, respectively. The primary differences are organizational and offering expenses and distribution expenses, which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income tax purposes for the years ended December 31, 2016 and 2015:

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015
Net loss per consolidated financial statements	$(3,628,680)	$(2,999,219)
Depreciation and amortization	(1,082,346)	(125,388)
Gain on sale of partnership interest	—	82,705
Income from domestic partnerships	(573,794)	242,353
Interest income for tax purposes only	(94,171)	626,657
Guaranteed payments	1,500,000	1,500,000
Other book/tax differences	578,515	203,281
Foreign currency adjustment	1,286,856	—
Net income (loss) for federal income tax purposes	$(2,013,620)	$(469,611)

17. Indemnifications

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

18. Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2016
Total revenue	$5,133,192	$5,987,523	$5,479,892	$5,085,281	$21,685,888

Net loss allocable to Limited Partners	$(799,983)	$(444,987)	$(640,583)	$(1,706,840)	$(3,592,393)
Weighted average number of limited partnership interests outstanding	61,574.57	74,965.06	74,965.07	74,965.07	71,635.73
Net loss attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(12.99)	$(5.94)	$(8.55)	$(22.77)	$(50.15)

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2015
Total revenue	$1,665,114	$671,576	$231,878	$5,086,190	$7,654,758

Net (loss) income allocable to Limited Partners	$(174,541)	$(662,139)	$(383,210)	$(1,749,337)	$(2,969,227)
Weighted average number of limited partnership interests outstanding	29,035.58	33,750.85	40,521.23	49,453.14	38,284.68
Net (loss) income attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(6.01)	$(19.62)	$(9.46)	$(35.37)	$(77.56)

19. Business Concentrations

For the year ended December 31, 2016, the Partnership had one lease which accounted for approximately 94% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2015, the Partnership had three leases which accounted for approximately 20%, 19% and 15% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2016, the Partnership had four leases which accounted for approximately 38%, 16%, 14%, and 13% of the Partnership’s income derived from finance leases. For the year ended December 31, 2015, the Partnership had four leases which accounted for approximately 32%, 26%, 16%, and 13% of the Partnership’s income derived from finance leases. For the year ended December 31, 2016, the Partnership had three leases which accounted for approximately 15%, 12% and 11% of the Partnership’s interest income. For the year ended December 31, 2015, the Partnership had one lease which accounted for approximately 11% of the Partnership’s interest income.

At December 31, 2016, the Partnership had four lessees which accounted for approximately 27%, 22%, 12% and 10% of the Partnership’s investment in finance leases. At December 31, 2015, the Partnership had three lessees which accounted for approximately 45%, 31%, and 15% of the Partnership’s investment in finance leases. At December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At December 31, 2015, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases.

At December 31, 2016, the Partnership had four lessees which accounted for approximately 26%, 24%, 23% and 10% of the Partnership’s investment in equipment notes receivable. At December 31, 2015, the Partnership had three lessees which accounted for approximately 28%, 27% and 17% of the Partnership’s investment in equipment notes receivable. At December 31, 2016, the Partnership had three lessees which accounted for approximately 22%, 19% and 16% of the Partnership’s investment in collateralized loans receivable. At December 31, 2015, the Partnership had five lessees which accounted for approximately 26%, 23%, 19%, 19% and 13% of the Partnership’s investment in collateralized loans receivable.

20. Geographic Information

Geographic information for revenue for the years ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31, 2016
	United States	Europe	Mexico	Total
Revenue:
Rental income	$329,931	$—	$—	$329,931
Finance income	$967,123	$145,723	$—	$1,112,846
Interest income	$4,441,308	$6,741	$—	$4,448,049
Investment loss	$(932,193)	$—	$—	$(932,193)
Income from equipment investment in SPV	$—	$16,422,922	$—	$16,422,922

	Year Ended December 31, 2015
	United States	Europe	Mexico	Total
Revenue:
Rental income	$1,726,134	$—	$—	$1,726,134
Finance income	$90,285	$49,469	$—	$139,754
Interest income	$1,450,203	$45,864	$—	$1,496,067
Income from equipment investment through SPV	$—	$4,545,014	$—	$4,545,014
Investment loss	$(350,396)	$—	$—	$(350,396)
Loss on sale of assets	$(254,914)	$—	$—	$(254,914)
Other income	$353,099	$—	$—	$353,099

Geographic information for long-lived assets at December 31, 2016 and 2015 was as follows:

	December 31, 2016
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,401,219	$345,581	$—	$7,746,800
Investments in equipment subject to operating leases, net	$356,703	$—	$—	$356,703
Equipment notes receivable, including accrued interest	$20,613,049	$7,524,960	$3,043,347	$31,181,356
Equipment investment through SPV	$—	$39,491,553	$—	$39,491,553
Collateralized loan receivable, including accrued interest	$6,187,165	$17,646,328	$5,524,364	$29,357,856

	December 31, 2015
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$2,839,853	$518,582	$—	$3,358,435
Investments in equipment subject to operating leases, net	$1,025,127	$—	$—	$1,025,127
Equipment notes receivable, including accrued interest	$5,008,176	$2,974,000	$3,043,347	$11,025,523
Equipment investment through SPV	$—	$42,408,395	$—	$42,408,395
Collateralized loan receivable, including accrued interest	$6,030,578	$4,340,032	$—	$10,370,610

21. Commitments and Contingencies

As of December 31, 2016, the Partnership does not have any unfunded commitments for any investments.

22. Subsequent Events

On January 9, 2017, the Partnership, through its investment in Juliet, sold a loan note for construction equipment to a third party for cash proceeds of $2,252,389. The loan note had a net book value of $2,239,760 resulting in a gain of $12,629.

On January 13, 2017 and February 23, 2017, the Partnership, through its investment in Juliet, funded an additional $1,463,260 and $814,320, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

On January 18, 2017, the Partnership sold the solar products manufacturing equipment note for cash proceeds of $4,021,250. The equipment note had a net book value of $3,893,165 resulting in a gain of $128,085.

On January 19, 2017, the Partnership made an additional equity investment in SQN Helo for $3,325,506.

On March 8, 2017, the Partnership funded an additional $256,987 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2016, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Name	Age	Position
Jeremiah J. Silkowski	42	President and Chief Executive Officer

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

Name	Age	Position
Jeremiah J. Silkowski	42	President and Chief Executive Officer
Jim Modak	59	Chief Financial Officer

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

Jim Modak serves as the Chief Financial Officer of our Investment Manager and General Partner. Mr. Modak joined our Investment Manager and General Partner in December 2016 and is a seasoned financial executive with more than 30 years’ experience in high growth businesses. His career has included three public offerings, four sell-side M&A transactions and more than 50 buy-side M&A transactions. His career has included COO and CFO roles at companies such as DWL, a private enterprise software company which was grown from $5 million in revenues to over $35 million in four years, ultimately leading to the sale of the company to IBM. Additionally, Mr. Modak was the CFO at Tradex Technologies where he helped build the business into one of the leaders in developing digital marketplaces. Mr. Modak and the executive team ultimately sold the company to Ariba in one of the largest software M&A transactions at the time of $5.6 billion. He has held senior financial executive positions at such companies as Total System Services-NYSE, American Software and Logility-NASDAQ and FFMC-NYSE (sold to First Data in 1995). Mr. Modak began his career with KPMG Peat Marwick where he spent 12 years after graduating from the University of Notre Dame. He currently serves on the Library Council of Notre Dame.

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2016
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$1,500,000
SQN Securities, LLC	Dealer—Manager	Underwriting expense (2)	574,402
			$2,074,402

(1) Amount charged directly to operations.

(2) Amount charged directly to partners’ equity.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We made a cash distribution of $0 and $15,000 to our General Partner during the year ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, we accrued $57,256 and $29,855, respectively, for distributions payable to our General Partner. For the years ended December 31, 2016 and 2015, the General Partner’s 1% interest in our net loss was $36,352 and $29,992, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a	We do not have any securities authorized for issuance under any equity compensation plan.

b	We have no Limited Partner who owns over 5% of our Units at December 31, 2016.

c.	As of March 30, 2017, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2016 and 2015 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
Description of fees	2016	2015
Audit fees (1)	$120,000	$120,000
Tax compliance fees	59,500	20,000
Other related fees	27,500

	$207,000	$140,000

(1) Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

	a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		i)	Report of Independent Registered Public Accounting Firm

		ii)	Consolidated Balance Sheets at December 31, 2016 and 2015

		iii)	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

		iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2016 and 2015

		v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

		vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2016 and 2015

	b)	Listing of Exhibits:

31.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following financial statements from SQN AIV IV L.P.’s annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF IVGP, LLC

General Partner of the Registrant

March 31, 2017

/s/ jeremiah silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

