Form 10-Q
period 2017-03-31
SQN AIF IV, L.P.
filed 2017-05-22
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] Emerging growth company [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At May 15, 2017, there were 74,965.07 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016

Assets

Cash and cash equivalents	$4,974,042	$2,042,423
Investments in finance leases, net	8,265,930	7,746,800
Investments in equipment subject to operating leases, net	9,639,261	356,703
Equipment notes receivable, including accrued interest of $49,602 and $73,381	18,891,139	31,181,356
Residual value investment in equipment on lease	2,775,060	2,860,153
Initial direct costs, net of accumulated amortization of $326,950 and $205,765	281,561	371,144
Collaterized loans receivable, including accrued interest of $1,512,671 and $1,092,823	33,738,337	29,357,856
Investment in Informage SQN Technologies LLC	538,219	544,189
Investment in SQN Helo LLC	-	317,610
Equipment investment through SPV	38,762,219	39,491,553
Other assets	2,654,335	2,487,667
Total Assets	$120,520,103	$116,757,454

Liabilities and Partners' Equity
Liabilities:
Loans payable	$66,906,987	$60,589,483
Equipment notes payable, non-recourse	317,059	-
Accounts payable and accrued liabilities	3,046,109	1,661,361
Deferred revenue	135,652	534,567
Distributions payable to Limited Partners	-	1,504,296
Distributions payable to General Partner	99,827	85,116
Security deposits payable	74,581	74,581
Total Liabilities	70,580,215	64,449,404

Commitments and Contingencies	-	-

Partners' Equity (Deficit):
Limited Partners	45,489,131	47,801,079
General Partner	(199,708)	(176,729)
Total Partners' Equity attributable to the Partnership	45,289,423	47,624,350

Non-controlling interest in consolidated entities	4,650,465	4,683,700

Total Equity	49,939,888	52,308,050
Total Liabilities and Partners' Equity	$120,520,103	$116,757,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31
	2017	2016

Revenue:
Rental income	$511,467	$81,116
Finance income	557,661	155,842
Interest income	1,514,464	598,046
Income from equipment investment through SPV	3,364,649	4,306,825
Investment loss from equity method investments	(5,970)	(64,534)
Gain on sale of assets	247,637	-
Other income	13,418	55,897
Total Revenue	6,203,326	5,133,192

Expenses:
Management fees - Investment Manager	375,000	375,000
Depreciation and amortization	711,365	120,693
Professional fees	178,967	58,750
Administration expense	14,425	16,911
Interest expense	1,295,655	556,962
Other expenses	16,493	216,367
Expenses from equipment investment through SPV (including depreciation expense of approximately $725,000 for the three months ending March 31, 2017)	4,775,829	4,480,909
Total Expenses	7,367,734	5,825,592
Foreign currency transaction (gains) losses	(109,918)	132,577
Net loss	(1,054,490)	(824,977)

Net loss attributable to non-controlling interest in consolidated entities	(227,724)	(16,913)
Net loss attributable to the Partnership	$(826,766)	$(808,064)

Net loss attributable to the Partnership
Limited Partners	$(818,498)	$(799,983)
General Partner	(8,268)	(8,081)
Net loss attributable to the Partnership	$(826,766)	$(808,064)

Weighted average number of limited partnership interests outstanding	74,965.07	61,574.57

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(10.92)	$(12.99)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Changes in Partners’ Equity (Unaudited)

Three Months Ended March 31, 2017

	Limited
	Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest

Balance, January 1, 2017	74,966.07	52,308,050	(176,729)	47,801,079	4,683,700

Non-controlling interest contribution to consolidated entities	-	2,007,203	-	-	2,007,203
Net loss	-	(1,054,490)	(8,268)	(818,498)	(227,724)
Distributions to partners	-	(1,485,796)	(14,711)	(1,471,085)	-
Retained loss of non-controlling interest to consolidated entities	-	(1,812,714)	-	-	(1,812,714)
Redemption of initial Limited Partners' contributions	-	(22,365)	-	(22,365)	-

Balance, March 31, 2017	74,966.07	$49,939,888	$(199,708)	$45,489,131	$4,650,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,054,490)	$(824,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(557,661)	(155,842)
Accrued interest income	(1,228,151)	(429,845)
Investment loss from equity method investments	5,970	64,534
Depreciation and amortization	711,365	120,693
Gain on sale of assets	(247,637)	-
Foreign currency transaction (gains) losses	(109,446)	132,879
Change in operating assets and liabilities:
Minimum rents receivable	1,630,348	420,732
Accrued interest income	645,971	339,244
Other assets	(166,668)	2,272,071
Accounts payable and accrued liabilities	870,119	(57,236)
Deferred revenue	(172,546)	152,033
Due to SQN Securities, LLC	-	133,637
Security deposits payable	-	(20,361)
Accrued interest on note payable	47,238	426,430
Net cash (used in) provided by operating activities	374,412	2,573,992

Cash flows from investing activities:
Purchase of finance leases	-	(1,797,725)
Cash received from residual value investments of equipment subject to lease	85,093	1,939
Cash paid for initial direct costs	(32,602)	-
Cash reimbursement received for initial direct costs	-	70,250
Cash paid for collateralized loans receivable	(4,094,945)	-
Cash received from collateralized loans receivable	134,313	149,226
Proceeds from sale of leased assets and equipment notes	13,955,820	-
Proceeds from Informage SQN Technologies	-	80,000
Equipment investment through SPV	729,334	887,719
Cash paid for equipment notes receivable	-	(5,857,142)
Repayment of equipment notes receivable	911,225	619,665
Net cash provided by (used in) investing activities	11,688,238	(5,846,068)

Cash flows from financing activities:
Cash received from loan payable	134,720	-
Repayments of loan payable	(3,110,032)	(1,472,353)
Cash paid to financial institutions for equipment notes payable	(3,352,462)	-
Cash received from non-controlling interest contribution	2,007,203	-
Cash received from Limited Partner capital contributions	-	14,898,624
Cash paid for Limited Partner distributions	(2,975,381)	(2,240,553)
Cash paid for Initial Limited Partners contribution redemption	(22,365)	-
Retained loss of non-controlling interest to consolidated entities	(1,812,714)	-
Cash paid for underwriting fees	-	(1,446,569)
Cash paid for offering costs	-	(102,330)
Net cash (used in) provided by financing activities	(9,131,031)	9,636,819

Net increase in cash and cash equivalents	2,931,619	6,364,743
Cash and cash equivalents, beginning of period	2,042,423	4,782,256
Cash and cash equivalents, end of period	$4,974,042	$11,146,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Supplemental disclosure of other cash flow information:
Cash paid for interest	$1,018,320	$58,079

Supplemental disclosure of non-cash investing and financing activities:
Units issued as underwriting fee discount	$-	$503,338
Distributions payable to General Partner	$14,711	$12,262
Reclassification of equipment notes receivable to investment in finance leases	$-	$2,861,620
Reclassification of initial direct cost to collateralized loans receivable	$-	$10,000
Increase in operating and finance leases due to consolidation	$(13,232,709)	$-
Increase in equipment notes and loans payable due to consolidation	$12,915,099	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2017 and 2016

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

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with the Partnership and a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels, for an aggregate investment of $28,266,789. Marine contributed cash of $12,135,718 and entered into two loans payable with separate third parties of $7,500,000 and $9,604,091. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels, and entered into a separate note payable with an unrelated third party of $14,375,654. Marine bears the risks and rewards of ownership of CONT Feeder and therefore Marine consolidates the financial statements of CONT Feeder. Since the Partnership bears the primary risks and rewards of Marine, the Partnership consolidates Marine into the condensed consolidated financial statements. A third party contributed $3,140,754 to purchase a 10% share of CONT Feeder which is presented as non-controlling interest on the condensed consolidated financial statements.

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each own 50% of SQN Helo. The Partnership accounted for its investment in SQN Helo using the equity method. In November 2016, a lessee of five helicopters filed for bankruptcy protection under Chapter 11 and is in the process of restructuring the leases. As of December 31, 2016, the Partnership had advanced a total of $1,465,000. On January 19, 2017, the Partnership made an additional equity investment in SQN Helo for $3,325,506, which increased the Partnership’s equity interest in SQN Helo to 76%. As a result of the increase in the Partnership’s equity interest and since the Partnership bears the primary risks and rewards of SQN Helo, the Partnership consolidates SQN Helo into the condensed consolidated financial statements. SQN PAC owns a 24% share of SQN Helo which is presented as non-controlling interest on the condensed consolidated financial statements.

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). During the three months ended March 31, 2017, the Partnership declared and made quarterly cash distributions to its Limited Partners totaling $1,471,085. As of March 31, 2017, the Partnership has accrued $99,827 for distributions payable to the General Partner.

From May 29, 2013 through March 31, 2017, the Partnership has admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. The Partnership received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements of SQN AIF IV, L.P. and Subsidiaries at March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2016 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 31, 2017.

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

Non-controlling interest represents the minority equity holders’ investment in Alpha, CONT Feeder and Helo plus the minority’s share of the net operating results and other components of equity relating to the non-controlling interest.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2017, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded on the books are deemed collectible.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership is currently in the process of evaluating the impact of the adoption of ASU 2016-15 on its condensed consolidated financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities (Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842): Amendments to Leases Analysis), effective for fiscal years beginning after December 15, 2018 and interim periods within those years and early adoption is permitted. The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the condensed consolidated financial statements.

3.	Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at March 31, 2017 and December 31, 2016.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the three months ended March 31, 2017 and 2016, the Partnership paid $375,000 in management fee expense to the Investment Manager.

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

For the three months ended March 31, 2017 and year ended December 31, 2016, the Partnership incurred the following transactions with Securities:

	March 31, 2017	December 31, 2016
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by Securities	—	574,402
Payments by the Partnership to Securities	—	(574,402)

Balance - end of period	$—	$—

For the three months ended March 31, 2017 and 2016, the Partnership incurred the following underwriting fee transactions:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	(unaudited)	(unaudited)
Underwriting discount incurred by the Partnership	$—	$503,338
Underwriting fees earned by Securities	—	574,402
Fees paid to outside brokers	—	872,167
Total underwriting fees	$—	$1,949,907

4.	Investments in Finance Leases

At March 31, 2017 and December 31, 2016, net investment in finance leases consisted of the following:

	March 31, 2017	December 31, 2016
	(unaudited)
Minimum rents receivable	$8,890,355	$9,408,605
Estimated unguaranteed residual value	2,003,757	652,689
Unearned income	(2,628,182)	(2,314,494)
Total	$8,265,930	$7,746,800

Aircraft

In connection with the consolidation of SQN Helo, the Partnership holds two helicopter finance leases with two different third parties. As of December 31, 2016, these finance leases has a net book value of $3,378,129. One finance lease requires 18 monthly payments of $79,167 which commenced in August 2016. The other finance lease requires 48 monthly payments of $32,500 commencing in April 2017.

Aircraft Parts Equipment

In December 2016, the Lease Agreement for aircraft rotable parts equipment for approximately $775,000 was amended and extended for an additional 18 months. The finance leases require 18 monthly payments in aggregate of $90,116 commencing on December 16, 2016. At March 31, 2017, there were no significant changes to this lease.

Computer Networking Equipment

On February 29, 2016, the Partnership entered into a finance lease transaction for computer networking equipment for $1,541,461. The finance lease requires 36 monthly payments of $48,171 commencing on March 1, 2016. On March 30, 2017, the Partnership sold this finance lease to a third party for cash proceeds of $999,321. The finance lease had a net book value of $984,693 resulting in a gain of $14,628.

On May 25, 2016, the Partnership entered into a second finance lease transaction for computer networking equipment for $656,772. The finance lease requires 36 monthly payments of $20,524 commencing on June 1, 2016. On March 30, 2017, the Partnership sold this finance lease to a third party for cash proceeds of $488,029. The finance lease had a net book value of $483,152 resulting in a gain of $4,877.

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced (as described in Note 6) and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 which commenced on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016. At March 31, 2017, there were no significant changes to these leases.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950. At March 31, 2017, there were no significant changes to this lease.

Manufacturing Equipment

On October 7, 2015, the Partnership entered into a finance lease transaction for manufacturing equipment for $58,000 (“SCHWRD 1”). The equipment is subject to a 60 month lease with a Connecticut-based engraving, decal and die manufacturing company. The finance lease requires 60 monthly payments of $1,277. On December 29, 2015, the Partnership entered into a second finance lease transaction for manufacturing equipment for $94,300 (“SCHWRD 2”). The finance lease requires 60 monthly payments of $2,077. On December 30, 2015, the Partnership assigned the SCHWRD 1 finance lease to Juliet. On February 13, 2017, the Partnership, through Juliet, received cash proceeds of $52,145 as payment in full of the SCHWRD 1 finance lease.

Computer Networking Equipment

On September 1, 2015, the Partnership entered into a finance lease transaction for computer networking equipment for $446,677 (“Comp Net 1”). The Comp Net 1 finance lease requires 36 monthly payments of $14,195. On October 30, 2015, the Partnership entered into a second finance lease transaction for computer networking equipment for $297,689 (“Comp Net 2”). The Comp Net 2 finance lease requires 36 monthly payments of $9,460. On December 29, 2015, the Partnership entered into a third finance lease transaction for computer networking equipment for $389,266 (“Comp Net 3”). The Comp Net 3 finance lease requires 36 monthly payments of $12,456. On December 30, 2015, the Partnership assigned the Comp Net 1 and Comp Net 2 finance leases to Juliet. On March 30, 2017, the Partnership sold the Comp Net 3 finance lease to a third party for cash proceeds of $250,696. The finance lease had a net book value of $248,240 resulting in a U.S. GAAP gain of $2,456.

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At March 31, 2017, there were no significant changes to this lease.

Medical Equipment

On March 31, 2014, the Partnership entered into a finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. On December 30, 2015, the Partnership assigned this finance lease to Juliet. At March 31, 2017, there were no significant changes to this lease.

5.	Investments in Equipment Subject to Operating Leases

In connection with the consolidation of SQN Helo, the Partnership holds four helicopter operating leases with two different third parties. As of December 31, 2016, these operating leases had an aggregate net book value of $9,871,737. One operating lease requires monthly payments of $80,160 expiring in August 2017. The other three operating leases require 48 monthly payments of $32,500, $32,500 and $19,000, respectively, commencing in April 2017.

On October 24, 2016, the die board cutting equipment lease commenced. The operating lease requires 60 monthly payments of $6,329 beginning on October 24, 2016.

March 31, 2017:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft (Helicopters)	$14,474,889	$5,178,546	$9,296,343
Machine Tools	$367,079	$24,161	$342,918
	$14,841,968	$5,202,707	$9,639,261

December 31, 2016:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Machine Tools	$367,079	$10,376	$356,703
	$367,079	$10,376	$356,703

Depreciation expense for the three months ended March 31, 2017 was $589,179.

6.	Equipment Notes Receivable

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment. On January 18, 2017, the Partnership entered into an assignment agreement to sell the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,021,250 ($3,893,165 principal and $128,085 accrued interest). On March 29, 2017, the Partnership entered into an assignment agreement to repurchase the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,107,294 ($3,893,165 principal and $214,129 purchase interest). On April 17, 2017, the borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received all monthly payments from this borrower through February 28, 2017. The March and April 2017 monthly payments are outstanding. As of March 31, 2017, this loan facility is in non-accrual status as a result of the bankruptcy and of non-payment. The Investment Manager is assessing the status of this loan facility. For the three months ended March 31, 2017, the equipment notes earned interest income of $41,648.

Construction Equipment

On April 14, 2016, the Partnership, through Juliet, acquired an interest in loan notes from a third party leasing company for $1,529,674. The loan notes are secured by a portable wash plant and a fleet of cement mixers and dump trucks which are owned by a Texas-based construction company. Under the terms of the loan agreement, the borrower is required to make 72 monthly payments of principal and interest of $28,865. The loan is scheduled to mature on March 31, 2022.

On June 3, 2016 and on June 24, 2016, the Partnership, through Juliet, acquired additional interest in two loan notes from the third party leasing company for $205,000 and $1,289,163, respectively. Under the terms of the loan agreements, the borrower is required to make 60 and 72 monthly payments of principal and interest of $4,450 and $24,326, respectively. The loans are scheduled to mature on June 30, 2021 and June 30, 2022, respectively.

On September 30, 2016 and in December 2016, the Partnership, through Juliet, acquired an additional interest in a loan note from the third party leasing company for $1,426,732 and $1,619,283, respectively. Under the terms of the loan agreement, the borrower is required to make 72 monthly payments of principal and interest of $57,925 and the loan is scheduled to mature on September 30, 2022.

On December 2, 2016 and on December 23, 2016, the Partnership, through Juliet, acquired additional interest in two loan notes from the third party leasing company for $43,177 and $2,335,960, respectively. Under the terms of the loan agreements, the borrower is required to make 60 monthly payments of principal and interest of $950 and $48,100, respectively. These loans are scheduled to mature on November 30, 2021 and June 30, 2021, respectively. On January 9, 2017, the Partnership, through its investment in Juliet, sold the loan note for construction equipment dated December 23, 2016 to a third party for cash proceeds of $2,252,389. The loan note had a net book value of $2,239,760 resulting in a U.S. GAAP gain of $12,629.

For the three months ended March 31, 2017, the equipment notes earned interest income of $157,517.

Food Manufacturing Equipment

On April 11, 2016 (“Funding Date”), the Partnership extended a loan facility in the amount of $2,500,000 to a Minnesota-based manufacturer of a commercial low-sodium salt substitute. The loan is secured by food manufacturing equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $81,657. The loan is scheduled to mature on April 1, 2019. The borrower is required to make the first and last monthly payments on the Funding Date and then make 34 monthly payments of principal and interest of $81,657 which commenced on June 1, 2016. For the three months ended March 31, 2017, the equipment note earned interest income of $67,250. On March 30, 2017, the Partnership sold this loan note to a third party for cash proceeds of $1,802,371. The loan note had a net book value of $1,790,618 resulting in a U.S. GAAP gain of $11,753.

Manufacturing and Testing Equipment

On March 8, 2016 (“Funding Date”), the Partnership loaned $1,992,000 to a California-based LED lighting manufacturer located in California. The loan is secured by manufacturing and testing equipment located at one of the manufacturer’s facilities. The promissory note requires 30 monthly payments of approximately $76,016 and has a final balloon payment of 3% of the aggregate principal amount due on September 1, 2018. The borrower is required to make the first and last monthly payments on the Funding Date and then make 28 monthly payments of principal and interest of $76,016 which commenced on May 1, 2016. For the three months ended March 31, 2017, the equipment note earned interest income of $35,293. On March 30, 2017, the Partnership sold this loan note to a third party for cash proceeds of $1,232,293. The loan note had a net book value of $1,173,422 resulting in a U.S. GAAP gain of $58,871.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the three months ended March 31, 2017, the equipment notes earned interest income of $11,828.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. On December 29, 2015, Juliet advanced a total of $2,974,000 to the borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the borrowers. For the three months ended March 31, 2017, the equipment note earned interest income of $332,508. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and 15% to the Partnership for $7,947,310. On March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI and a due from the Partnership of $1,531,218. The loan note had a net book value of $7,804,888 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017, the Partnership and SQN AFI advanced a total of $2,497,400 to the borrowers.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789, and is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018. For the three months ended March 31, 2017, the equipment note earned interest income of $325.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. For the three months ended March 31, 2017, the equipment note earned interest income of $1,908.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the three months ended March 31, 2017, the equipment notes earned interest income of $3,799.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three months ended March 31, 2017, the equipment notes earned interest income of $24,192.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the three months ended March 31, 2017 and for the years ended December 31, 2016 and 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three months ended March 31, 2017, the medical equipment note earned interest income of $14,134.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the three months ended March 31, 2017, the equipment note earned interest income of $7,970.

The future maturities of the Partnership’s equipment notes receivable at March 31, 2017 are as follows:

Years ending March 31,

2018	$5,892,946
2019	3,833,512
2020	3,657,865
2021	3,464,344
2022	1,608,506
2023	384,364
$18,841,537

7.	Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of March 31, 2017, the Partnership had advanced a net total of $2,775,060.

8.	Collateralized Loan Receivable

On March 31, 2017, the Partnership entered into a Loan Participation Agreement to purchase a 61.8% interest in a 5% Surplus note receivable with principal of $2,225,000 maturing on February 25, 2018. On March 31, 2017, the Partnership funded $1,495,313 for the purchase of this participation. In connection with the Loan Participation Agreement, on that same date, the Partnership entered into a forward purchase agreement to sell this participation interest on July 7, 2017 for the purchase price of the participation plus a 12% rate of return.

On September 23, 2016, the Partnership, through Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three months ended March 31, 2017, the loan facility earned interest income of $49,573.

On September 12, 2016, the Partnership, through Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three months ended March 31, 2017, the loan facility earned interest income of $65,548.

On July 21, 2016, September 15, 2016, and September 30, 2016, the Partnership funded $1,817,444, $181,598 and $300,846, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. On October 7, 2016, a third party on behalf of Juliet, funded an additional $1,759,570 under this wholesale financing arrangement. On October 4, 2016, November 23, 2016, November 29, 2016 and December 30, 2016, the Partnership funded an additional $854,390, $291,919, $78,912 and $78,095, respectively under this wholesale financing arrangement. On January 13, 2017 and February 23, 2017, the Partnership, through Juliet, funded an additional $1,463,260 and $814,320, respectively under this wholesale financing arrangement. On March 8, 2017, the Partnership funded an additional $256,987 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the three months ended March 31, 2017, the loans earned interest income of $175,884.

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three months ended March 31, 2017, the loan facility earned interest income of $71,924.

On April 25, 2016, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s loan facility. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604. In March 2017, the Partnership received total payments of $335,644. For the three months ended March 31, 2017, the promissory notes earned interest income of $71,571.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Alpha Participation A”), the Partnership (“Alpha Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Alpha Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Alpha Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Alpha Participation A’s interest is senior to Alpha Participation B’s interest. For the three months ended March 31, 2017, the Alpha Participation B earned interest income of $32,245.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument matures on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. As of March 31, 2017 and December 31, 2016, the Loan Note Principal balance was $4,148,419. For the three months ended March 31, 2017, the Loan Note Instruments earned interest income of $186,679.

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024. For the three months ended March 31, 2017, the promissory notes earned interest income of $55,000.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

9.	Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN PAC, and a third party formed a special purpose entity, Informage SQN Technologies, LLC (“Informage SQN”), a limited liability company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of December 31, 2016, the Partnership has advanced a total of $1,357,622 and received total repayments of $690,936. For the three months ended March 31, 2017, the Partnership recorded investment loss of $5,970, for its proportionate share of Informage SQN’s earnings under the equity method pursuant to U.S. GAAP. As of March 31, 2017, the Partnership has an investment balance of $538,219.

10.	Equipment Investment through SPV

On December 16, 2015, Marine, a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder, which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of March 31, 2017, the Partnership has an aggregate investment balance of $38,762,219 consisting of feeder vessels of $35,430,464, drydocking fees of $3,033,807 and inventory supplies of $297,948.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the three months ended March 31, 2017, CONT Feeder recorded income of approximately $3,365,000 from charter rental fees less total expenses of $4,777,000, consisting of ship operating expenses, of approximately $2,392,000, ship management fees and charter commissions fees of approximately $412,000, general and administrative expenses, of approximately $1,011,000, depreciation expense, of approximately $725,000 and interest expense of approximately $237,000 resulting in a net loss of approximately $1,412,000.

11.	Other Assets

Other assets primarily include approximately $1,760,000 related to the Partnership’s equipment investment through SPV.

12.	Equipment Notes Payable

In connection with the consolidation of SQN Helo, the Partnership had an aggregate equipment notes payable balance of $3,669,521 to a financial institution for four helicopter leases. In January 2017, the Partnership paid $3,325,506 as repayment in full for three helicopter leases. As of March 31, 2017, the equipment notes payable was $317,059.

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

In connection with the acquisition of container vessels, CONT Feeder borrowed $14,375,654 from third parties. As of March 31, 2017, the CONT Feeder loan payable was $11,718,038.

In connection with the consolidation of SQN Helo, the Partnership had an aggregate loans payable balance of $9,245,578 to SQN AFIF and to a third party in the form of a senior participation instruments. The senior participation instrument accrues interest at the rate of 7% per annum and PIK interest at the rate of 3.5% per annum and matures on January 6, 2022. The senior participants, as collateral, have a first priority security interest in all of the assets acquired by SQN Helo as well as a senior participation interest in the proceeds from the assets, while the Partnership and SQN PAC have a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal.

14. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$18,841,537	$18,841,537	$31,107,975	$31,107,975
Collateralized loans receivable	$32,225,666	$32,225,666	$28,265,033	$28,265,033
Liabilities:
Loans payable	$66,906,987	$66,906,987	$60,589,483	$60,589,483

As of March 31, 2017, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

15. Business Concentrations

For the three months ended March 31, 2017, the Partnership had two lessees which accounted for approximately 49% and 47% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2017, the Partnership had three leases which accounted for approximately 35%, 31% and 21% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2016, the Partnership had five leases which accounted for approximately 28%, 24%, 21%, 11%, and 10% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2017, the Partnership had four leases which accounted for approximately 22%, 12%, 12%, and 10% of the Partnership’s interest income. For the three months ended March 31, 2016, the Partnership had four leases which accounted for approximately 17%, 16%, 14%, and 12% of the Partnership’s interest income.

At March 31, 2017, the Partnership had four lessees which accounted for approximately 22%, 19%, 18% and 10% of the Partnership’s investment in finance leases. At March 31, 2016, the Partnership had five lessees which accounted for approximately 28%, 19%, 17%, 13% and 12% of the Partnership’s investment in finance leases. At March 31, 2017, the Partnership had two lessees which accounted for approximately 68% and 29% of the Partnership’s investment in operating leases. At March 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At March 31, 2017, the Partnership had three lessees which accounted for approximately 36%, 30% and 16% of the Partnership’s investment in equipment notes receivable. At March 31, 2016, the Partnership had three lessees which accounted for approximately 44%, 23% and 15% of the Partnership’s investment in equipment notes receivable. At March 31, 2017, the Partnership had three lessees which accounted for approximately 25%, 19% and 15% of the Partnership’s investment in collateralized loans receivable. At March 31, 2016, the Partnership had five lessees which accounted for approximately 26%, 23%, 20%, 19% and 12% of the Partnership’s investment in collateralized loans receivable. At March 31, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases. At March 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases.

16. Geographic Information

Geographic information for revenue for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31, 2017
	United States	Europe	Mexico	Total
Revenue:
Rental income	$511,467	$—	$—	$511,467
Finance income	$523,558	$34,103	$—	$557,661
Interest income	$1,514,464	$—	$—	$1,514,464
Investment loss from equity method investments	$(5,970)	$—	$—	$(5,970)
Gain on sale of assets	$105,215	$142,422	$—	$247,637
Income from equipment investment through SPV	$—	$3,364,649	$—	$3,364,649

	Three Months Ended March 31, 2016
	United States	Europe	Mexico	Total
Revenue:
Rental income	$81,116	$—	$—	$81,116
Finance income	$118,819	$37,023	$—	$155,842
Interest income	$591,314	$6,732	$—	$598,046
Investment loss from equity method investments	$(64,534)	$—	$—	$(64,534)
Income from equipment investment through SPV	$—	$4,306,825	$—	$4,306,825

Geographic information for long-lived assets at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,933,782	$332,148	$—	$8,265,930
Investments in equipment subject to operating leases, net	$9,639,261	$—	$—	$9,639,261
Equipment notes receivable, including accrued interest	$14,316,574	$1,531,218	$3,043,347	$18,891,139
Equipment investment through SPV	$—	$38,762,219	$—	$38,762,219
Collateralized loan receivable, including accrued interest	$7,418,404	$18,020,052	$8,299,881	$33,738,337

	December 31, 2016
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,401,219	$345,581	$—	$7,746,800
Investments in equipment subject to operating leases, net	$356,703	$—	$—	$356,703
Equipment notes receivable, including accrued interest	$20,613,049	$7,524,960	$3,043,347	$31,181,356
Equipment investment through SPV	$—	$39,491,553	$—	$39,491,553
Collateralized loan receivable, including accrued interest	$6,187,165	$17,646,328	$5,524,364	$29,357,856

17. Subsequent Events

On April 4, 2017 and April 5, 2017, the Partnership, through Juliet, funded an additional $1,825,656 and $314,753, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

On April 17, 2017, the solar products manufacturing equipment borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received all monthly payments from this borrower through February 28, 2017. The March and April 2017 monthly payments are outstanding. The Investment Manager is assessing the status of this equipment note receivable.

On April 28, 2017, the Partnership sold the die board cutting equipment operating lease to a third party for cash proceeds of $344,957. The operating lease had a net book value of $338,629 resulting in a U.S. GAAP gain of $6,328.

On April 28, 2017, the Partnership sold the SCHWRD 2 finance lease to a third party for cash proceeds of $76,474. The finance lease had a net book value of $75,715 resulting in a U.S. GAAP gain of $759.

On April 28, 2017, the Partnership, through Juliet, sold a finance lease to a third party for cash proceeds of $323,515. The finance lease had a net book value of $314,314 resulting in a U.S. GAAP gain of $9,201.

On May 9, 2017, the Partnership funded £285,000 to the Just Loans borrowers.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN AIF IV, L.P. and its subsidiaries.

The following is a discussion of our current financial position and results of operations. This discussion should be read together with the financial statements and notes in our Form 10-K, filed on March 31, 2017. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2017, we made distributions to our Limited Partners totaling $1,471,085.

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

Recent Significant Transactions

Surplus Loan Note

On March 31, 2017, the Partnership entered into a Loan Participation Agreement to purchase a 61.8% interest in a 5% Surplus note receivable with principal of $2,225,000 maturing on February 25, 2018. On March 31, 2017, the Partnership funded $1,495,313 for the purchase of this participation. In connection with the Loan Participation Agreement, on that same date, the Partnership entered into a forward purchase agreement to sell this participation interest on July 7, 2017 for the purchase price of the participation plus a 12% rate of return.

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

Results of Operations for the three months ended March 31, 2017

We are currently in our Operating Period. The Offering Period ended on April 2, 2016. The Operating Period is defined as the period in which we invest the net proceeds from the Offering Period and reinvest cash from operations into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash out-flows from investing activities as we acquire leased equipment. We also expect our operating activities to generate cash inflows during this time as we collect rental payments from the leased assets we acquire.

Our revenue for the three months ended March 31, 2017 as compared to three months ended March 31, 2016 is summarized as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenue:
Rental income	$511,467	$81,116
Finance income	557,661	155,842
Interest income	1,514,464	598,046
Income from equipment investment through SPV	3,364,649	4,306,825
Investment loss from equity method investments	(5,970)	(64,534)
Gain on sale of assets	247,637	—
Other income	13,418	55,897
Total Revenue	$6,203,326	$5,133,192

For the three months ended March 31, 2017, we earned $511,467 in rental income primarily from various operating leases of helicopters from SQN Helo. We also recognized $1,514,464 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $557,661 in finance income from various finance leases. We also recognized an investment loss of $5,970 from our equity method investment. We also recognized gain on sale of assets of 247,637 from sales of equipment notes and finance leases. We also recognized income of $3,364,649 from our equipment investment through SPV. The increase in our total revenue in 2017 as compared to 2016 is a result of the increase in our rental and finance income in 2017 compared to 2016 as a result of our consolidation of SQN Helo, an increase in interest income from an increase in equipment notes and collateralized loans receivable and from gains on sales of assets and equipment notes offset by a decrease in income from our equipment investment through SPV from the Marine transaction.

Our expenses for the three months ended March 31, 2017 (“2017 Quarter”) as compared to three months ended March 31, 2016 (“2016 Quarter”) are summarized as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Depreciation and amortization	711,366	120,693
Professional fees	178,967	58,750
Administration expense	14,425	16,911
Interest expense	1,295,655	556,962
Other expenses	16,493	216,367
Expenses from equipment investment through SPV (including depreciation expense of approx. $725,000)	4,775,829	4,480,909
Total Expenses	$7,367,734	$5,825,592

Foreign currency transaction (gains) losses	$(109,918)	$132,577

For the three months ended March 31, 2017 and 2016 we incurred $7,367,734 and $5,825,592 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2017 as compared to 2016. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $711,366 in depreciation and amortization expense. We also incurred $178,967 in professional fees, which is primarily due to consolidation of SQN Helo. In conjunction with the Marine, Juliet and Helo transactions, we assumed approximately $17,104,000, $26,600,000 and $9,300,000, respectively in loans payable with various third parties which resulted in $1,295,655 in interest expense during the three months ended March 31, 2017. We also incurred expenses of $4,775,829 from our equipment investment through SPV. The increase in depreciation and amortization in 2017 as compared to 2016 is a result of the consolidation of SQN Helo during the three months ended March 31, 2017.

Net Income

As a result of the factors discussed above, we reported a net loss for the three months ended March 31, 2017 of $1,054,490, prior to the allocation for non-controlling interest as compared to a net loss of $824,977 for the 2016 Quarter. The non-controlling interest represents the 67.5% and 24% investments by SQN PAC in the Alpha and Helo transactions respectively and the 10% investment by a third party in the CONT Feeder transaction. For the three months ended March 31, 2017, the non-controlling interest recognized net income of $981 due to its interest in Alpha, a net loss of $87,587 due to its interest in Helo and a net loss of $141,118 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash provided by (used in):
Operating activities	$374,412	$2,573,992
Investing activities	$11,688,238	$(5,846,068)
Financing activities	$(9,131,031)	$9,636,819)

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

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2017 was $374,412 and was primarily driven by the following factors; (i) an increase of approximately $1,630,000 in minimum rents receivable for finance leases acquired primarily from consolidation of SQN Helo (ii) interest payments received of approximately $646,000 from equipment notes and collateralized loans receivable (iii) an increase in accounts payable and accrued liabilities of approximately $870,000 from the Marine transaction, and (iv) depreciation and amortization expense of approximately $711,000. Offsetting these fluctuations was a net loss for the three months ended March 31, 2017 of approximately $1,054,000, as well as increases in finance accrued interest of approximately $558,000, an increase in accrued interest receivable of approximately $1,228,000 and gains on sale of assets of approximately $248,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from interest payments received from equipment notes receivable and from rental payments received from lessees.

Investing Activities

Cash provided by investing activities was $11,688,238 for the three months ended March 31, 2017. This was related to our equipment investment through SPV of approximately $729,000. We paid approximately $4,095,000 for the acquisition of our collateralized loans receivable and received approximately $134,000 from our collateralized loans receivable. We also received cash proceeds of approximately $13,960,000 from the sale of finance leases and equipment notes receivable. The borrowers of our equipment notes receivable repaid approximately $911,000 during the period.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2017 was $9,131,031 and was primarily due to principal payments of approximately $6,460,000 on loans with unrelated lenders and payments for distributions totaling approximately $3,000,000 and retained loss of non-controlling interest to consolidated entities of approximately $1,800,000. Offsetting this decrease was cash received from non-controlling interest contributions of approximately $2,000,000.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our limited partners at 1.625% per quarter, the equivalent rate of 6.5% per annum, of each limited partners’ capital contribution (pro-rated to the date of admission for each limited partner). The amount and rate of cash distributions could vary and are not guaranteed. During the three months ended March 31, 2017, we made quarterly distributions to our limited partners, at a rate of 2% per quarter, the equivalent per annum rate of 8.0% totaling $1,471,085. We did not make a cash distribution to the General Partner during the three months ended March 31, 2017; however, we accrued $14,711 for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $99,827 at March 31, 2017.

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

Subsequent Events

On April 4, 2017 and April 5, 2017, the Partnership, through its investment in Juliet, funded an additional $1,825,656 and $314,753, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

On April 17, 2017, the solar products manufacturing equipment borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received all monthly payments from this borrower through February 28, 2017. The March and April 2017 monthly payments are outstanding. The Investment Manager is assessing the status of this equipment note receivable.

On April 28, 2017, the Partnership sold the die board cutting equipment operating lease to a third party for cash proceeds of $344,957. The operating lease had a net book value of $338,629 resulting in a U.S. GAAP gain of $6,328.

On April 28, 2017, the Partnership sold the SCHWRD 2 finance lease to a third party for cash proceeds of $76,474. The finance lease had a net book value of $75,715 resulting in a U.S. GAAP gain of $759.

On April 28, 2017, the Partnership, through Juliet, sold a finance lease to a third party for cash proceeds of $323,515. The finance lease had a net book value of $314,314 resulting in a U.S. GAAP gain of $9,201.

On May 9, 2017, the Partnership funded £285,000 to the Just Loans borrowers.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

May 15, 2017

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

