Form 10-Q
period 2017-09-30
SQN AIF IV, L.P.
filed 2017-11-14
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

At November 13, 2017, there were 74,527.94 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
Assets

Cash and cash equivalents	$1,548,631	$2,042,423
Investments in finance leases, net	8,265,958	7,746,800
Investments in equipment subject to operating leases, net	5,880,372	356,703
Equipment notes receivable, including accrued interest of $207,320 and $151,448	18,946,905	31,181,356
Residual value investment in equipment on lease	2,775,060	2,860,153
Initial direct costs, net of accumulated amortization of $370,846 and $51,055	235,664	371,144
Collaterized loans receivable, including accrued interest of $2,387,718 and $166,577	39,767,148	29,357,856
Investment in Informage SQN Technologies LLC	539,041	544,189
Investment in SQN Helo LLC	-	317,610
Equipment investment through SPV	37,326,541	39,491,553
Other assets	2,850,384	2,487,667
Total Assets	$118,135,704	$116,757,454

Liabilities and Partners’ Equity
Liabilities:
Loans payable	$68,680,340	$60,589,483
Accounts payable and accrued liabilities	2,506,944	1,661,361
Deferred revenue	512,392	534,567
Distributions payable to Limited Partners	-	1,504,296
Distributions payable to General Partner	114,681	85,116
Security deposits payable	74,581	74,581
Total Liabilities	71,888,938	64,449,404

Commitments and Contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	42,240,453	47,801,079
General Partner	(231,514)	(176,729)
Total Partners’ Equity attributable to the Partnership	42,008,939	47,624,350

Non-controlling interest in consolidated entities	4,237,827	4,683,700

Total Equity	46,246,766	52,308,050
Total Liabilities and Partners’ Equity	$118,135,704	$116,757,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016

Revenue:
Rental income	$332,160	$81,115	$1,342,436	$243,347
Finance income	672,082	312,950	1,703,528	777,228
Interest income	1,201,925	1,238,271	3,950,621	2,971,449
Income from equipment investment through SPV	4,035,381	3,793,359	11,072,567	12,465,552
Investment income (loss) from equity method investments	6,792	(32,393)	(5,148)	(124,977)
Gain on sale of assets	-	-	263,023	-
Other income	13,437	86,590	40,274	268,008
Total Revenue	6,261,777	5,479,892	18,367,301	16,600,607
Provision for lease, note, and loan losses	319,715	-	319,715	-
Revenue less provision for lease, note, and loan losses	5,942,062	5,479,892	18,047,586	16,600,607

Expenses:
Management fees - Investment Manager	375,000	375,000	1,125,000	1,125,000
Depreciation and amortization	962,854	100,500	2,277,513	315,968
Professional fees	105,068	33,706	442,216	178,591
Administration expense	11,103	13,313	50,235	79,142
Interest expense	1,152,812	875,297	3,687,328	2,187,412
Other expenses	17,952	(88)	56,777	285,747
Expenses from equipment investment through SPV (including depreciation expense of approximately $725,000 and $2,176,000 for the three and nine months ending September 30, 2017, respectively)	4,289,422	4,485,331	13,896,567	13,325,166
Total Expenses	6,914,211	5,883,059	21,535,636	17,497,026
Foreign currency transaction (gains) losses	(100,361)	312,477	(326,890)	1,092,544
Net loss	(871,788)	(715,644)	(3,161,160)	(1,988,963)

Net loss attributable to non-controlling interest in consolidated entities	(216,362)	(68,590)	(639,163)	(84,363)
Net loss attributable to the Partnership	$(655,426)	$(647,054)	$(2,521,997)	$(1,904,600)

Net loss attributable to the Partnership
Limited Partners	$(648,872)	$(640,583)	$(2,496,777)	$(1,885,554)
General Partner	(6,554)	(6,471)	(25,220)	(19,046)
Net loss attributable to the Partnership	$(655,426)	$(647,054)	$(2,521,997)	$(1,904,600)

Weighted average number of limited partnership interests outstanding	74,532.51	74,965.07	74,584.73	70,517.85

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(8.71)	$(8.55)	$(33.48)	$(26.74)

The accompanying notes are an integral part of these unaudcondensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Changes in Partners’ Equity (Unaudited)

Nine Months Ended September 30, 2017

	Limited
	Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest

Balance, January 1, 2017	74,966.07	52,308,050	(176,729)	47,801,079	4,683,700

Non-controlling interest contribution to consolidated entities	-	2,007,203	-	-	2,007,203
Net loss	-	(3,161,160)	(25,220)	(2,496,777)	(639,163)
Distributions to partners	-	(2,986,084)	(29,565)	(2,956,519)	-
Redemption of non-controlling interest	-	(1,199)	-	-	(1,199)
Retained loss of non-controlling interest to consolidated entities	-	(1,812,714)	-	-	(1,812,714)
Redemption of initial Limited Partners’ contributions	-	(107,330)	-	(107,330)	-

Balance, September 30, 2017	74,966.07	$46,246,766	$(231,514)	$42,240,453	$4,237,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(3,161,160)	$(1,988,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(1,703,528)	(777,228)
Accrued interest income	(3,475,306)	(2,589,021)
Investment loss from equity method investments	5,148	124,977
Provision for lease, note, and loan losses	319,715	-
Depreciation and amortization	2,277,513	315,968
Gain on sale of assets	(263,023)	-
Foreign currency transaction (gains) losses	(325,407)	1,084,140
Change in operating assets and liabilities:
Minimum rents receivable	4,056,574	2,322,512
Accrued interest income	1,862,787	1,376,074
Other assets	(362,717)	1,032,111
Accounts payable and accrued liabilities	330,954	(124,291)
Deferred revenue	204,194	235,401
Security deposits payable	-	(20,361)
Accrued interest on note payable	1,080,698	1,411,190
Net cash provided by operating activities	846,442	2,402,509

Cash flows from investing activities:
Purchase of finance leases	-	(2,729,966)
Cash received from residual value investments of equipment subject to lease	85,093	1,939
Cash paid for initial direct costs	(32,602)	(165,349)
Cash reimbursement received for initial direct costs	-	70,250
Cash paid for collateralized loans receivable	(11,709,173)	(10,242,700)
Cash received from collateralized loans receivable	2,594,776	1,163,478
Proceeds from sale of leased assets and equipment notes	14,700,768	-
Proceeds from Informage SQN Technologies	-	80,000
Equipment investment through SPV	2,165,012	2,717,684
Cash paid for equipment notes receivable	(370,187)	(22,294,431)
Repayment of equipment notes receivable	1,505,874	1,636,753
Net cash provided by (used in) investing activities	8,939,561	(29,762,342)

Cash flows from financing activities:
Cash received from loan payable	3,759,787	16,926,071
Repayments of loan payable	(5,995,206)	(2,808,629)
Cash paid to financial institutions for equipment notes payable	(3,669,521)	-
Cash received from non-controlling interest contribution	2,007,203	-
Cash received from Limited Partner capital contributions	-	19,146,741
Cash paid for Limited Partner distributions	(4,460,815)	(5,235,648)
Cash paid for Initial Limited Partners contribution redemption	(107,330)	(54,835)
Retained loss of non-controlling interest to consolidated entities	(1,812,714)	-
Cash paid for non-controlling interest distributions	(1,199)	(1,194)
Cash paid for underwriting fees	-	(1,446,569)
Cash paid for offering costs	-	(102,330)
Net cash (used in) provided by financing activities	(10,279,795)	26,423,607

Net decrease in cash and cash equivalents	(493,792)	(936,226)
Cash and cash equivalents, beginning of period	2,042,423	4,782,256
Cash and cash equivalents, end of period	$1,548,631	$3,846,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Supplemental disclosure of other cash flow information:
Cash paid for interest	$1,941,332	$558,070

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in lease purchase agreement	$3,669,521	$-
Units issued as underwriting fee discount	$-	$503,338
Distributions payable to General Partner	$29,565	$42,213
Reclassification of equipment notes receivable to investment in finance leases	$-	$2,861,620
Reclassification of equipment subject to operating leases to investment in finance leases	$1,900,008	$-
Reclassification of initial direct cost to collateralized loans receivable	$-	$10,000
Increase in operating and finance leases due to consolidation	$(13,232,709)	$-
Increase in equipment notes and loans payable due to consolidation	$12,915,099	$-
Increase in collateralized loans receivable	$-	$(6,912,301)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2017 and 2016

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

On December 2, 2015, the Partnership formed a special purpose entity SQN Juliet, LLC (“Juliet”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On December 29, 2015, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matures on December 29, 2016. On April 22, 2016, this loan was amended and extended as part of the amended participation agreement. On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after December 31, 2016 on September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and 15% to the Partnership for $7,947,310. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. On December 29, 2015, a participation agreement was entered into between a third party (“Juliet Participation A”), the Partnership (“Juliet Participation B”), and Juliet. In connection with the participation agreement, the Partnership assigned to Juliet various finance leases and equipment notes receivables with a total value equal to $4,866,750. Under the agreement, Juliet created two collateralized participation interests for the underlying loans (“Underlying Loans”); Juliet Participation A’s principal balance is $3,071,000 and accrues interest at 8.5% per annum and Juliet Participation B’s principal balance is the value of their assigned finance leases and equipment notes receivable of $4,866,750. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On April 22, 2016, the participation agreement dated December 29, 2015 between Juliet Participation A, Juliet Participation B, and Juliet was amended and restated. In connection with the amended participation agreement, Juliet Participation A funded Juliet cash of approximately $8,511,000 and assigned their interests of approximately $3,986,000 in a loan facility for a wood pellet business in Texas, which along with the outstanding principal payable balance of approximately $2,124,000 on the Just Loans transaction resulted in a Juliet Participation A balance of approximately $14,621,000. Under the amended agreement, Juliet Participation A’s principal balance accrues interest at 6% per annum and Juliet Participation B’s principal balance accrues interest at 12% per annum. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this participation agreement to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and 15% to the Partnership.

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

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager and a third party formed a special purpose entity SQN Helo, LLC (“SQN Helo”) whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each own 50% of SQN Helo. The Partnership accounted for its investment in SQN Helo using the equity method. In November 2016, a lessee of five helicopters filed for bankruptcy protection under Chapter 11 and restructured the leases. As of December 31, 2016, the Partnership had advanced a total of $1,465,000. On January 19, 2017, the Partnership made an additional equity investment in SQN Helo for $3,325,506, which increased the Partnership’s equity interest in SQN Helo to 76%. On September 29, 2017 and June 30, 2017, the Partnership received a distribution from SQN Helo of $249,287 and $250,000, respectively, which decreased the Partnership’s equity interest in SQN Helo to 75%. As a result of the increase in the Partnership’s equity interest and since the Partnership bears the primary risks and rewards of SQN Helo, the Partnership consolidates SQN Helo into the condensed consolidated financial statements. SQN PAC owns a 25% share of SQN Helo which is presented as non-controlling interest on the condensed consolidated financial statements.

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership is currently in the Operating Period. The Offering Period concluded on April 2, 2016, which was three years from the date the Partnership was declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of the Partnership’s initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The General Partner has extended the Operating Period for an additional one year. The Liquidation Period, which began on May 30, 2017, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

During the Operating Period, the Partnership plans to make quarterly distributions of cash to the Limited Partners, if, in the opinion of the Partnership’s Investment Manager, such distributions are in the Partnership’s best interests. Therefore, the amount and rate of cash distributions could vary and are not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner). During the nine months ended September 30, 2017, the Partnership declared and made quarterly cash distributions to its Limited Partners totaling $2,956,519.

From May 29, 2013 through September 30, 2017, the Partnership has admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. The Partnership received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements of SQN AIF IV, L.P. and Subsidiaries at September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2016 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 31, 2017.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2017, an impairment was determined to exist for a finance lease and an impairment loss was recorded, there is a provision for lease, note and loan losses of $319,715.

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

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at September 30, 2017 and December 31, 2016.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the three months ended September 30, 2017 and 2016, the Partnership paid $375,000 in management fee expense to the Investment Manager. For the nine months ended September 30, 2017 and 2016, the Partnership paid $1,125,000 in management fee expense to the Investment Manager.

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

For the nine months ended September 30, 2017 and year ended December 31, 2016, the Partnership incurred the following transactions with Securities:

	September 30, 2017	December 31, 2016
	(unaudited)
Balance - beginning of period	$—	$—
Underwriting fees earned by Securities	—	574,402
Payments by the Partnership to Securities	—	(574,402)

Balance - end of period	$—	$—

For the nine months ended September 30, 2017 and 2016, the Partnership incurred the following underwriting fee transactions:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
Underwriting discount incurred by the Partnership	$—	$503,338
Underwriting fees earned by Securities	—	574,402
Fees paid to outside brokers	—	872,167
Total underwriting fees	$—	$1,949,907

4.	Investments in Finance Leases

At September 30, 2017 and December 31, 2016, net investment in finance leases consisted of the following:

	September 30, 2017	December 31, 2016
	(unaudited)
Minimum rents receivable	$7,948,758	$9,408,605
Estimated unguaranteed residual value	2,003,757	652,689
Unearned income	(1,686,557)	(2,314,494)
Total	$8,265,958	$7,746,800

Aircraft

In connection with the consolidation of SQN Helo, the Partnership holds two helicopter finance leases with two different third parties. As of December 31, 2016, these finance leases has a net book value of $3,378,129. One finance lease requires 18 monthly payments of $79,167 which commenced in August 2016. Upon expiration of an operating lease in August 2017, the lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. This finance lease requires 24 monthly payments of $79,167 which commenced in August 2017. The other finance lease requires 48 monthly payments of $32,500 commencing in April 2017. At September 30, 2017, there were no significant changes to these leases.

Aircraft Parts Equipment

In December 2016, the lease agreement for aircraft rotable parts equipment for approximately $775,000 was amended and extended for an additional 18 months. The amended finance leases require 18 monthly payments in aggregate of $90,116 commencing on December 16, 2016. At September 30, 2017, there were no significant changes to this lease.

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

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced (as described in Note 6) and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 which commenced on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016. At September 30, 2017, there were no significant changes to these leases.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950. At September 30, 2017, there were no significant changes to this lease.

Manufacturing Equipment

On October 7, 2015, the Partnership entered into a finance lease transaction for manufacturing equipment for $58,000 (“SCHWRD 1”). The equipment is subject to a 60 month lease with a Connecticut-based engraving, decal and die manufacturing company. The finance lease requires 60 monthly payments of $1,277. On December 29, 2015, the Partnership entered into a second finance lease transaction for manufacturing equipment for $94,300 (“SCHWRD 2”). The finance lease requires 60 monthly payments of $2,077. On December 30, 2015, the Partnership assigned the SCHWRD 1 finance lease to Juliet. On February 13, 2017, the Partnership, through Juliet, received cash proceeds of $52,145 as payment in full of the SCHWRD 1 finance lease. On April 28, 2017, the Partnership sold the SCHWRD 2 finance lease to a third party for cash proceeds of $76,474. The finance lease had a net book value of $73,638 resulting in a gain of $2,836.

Computer Networking Equipment

On September 1, 2015, the Partnership entered into a finance lease transaction for computer networking equipment for $446,677 (“Comp Net 1”). The Comp Net 1 finance lease requires 36 monthly payments of $14,195. On October 30, 2015, the Partnership entered into a second finance lease transaction for computer networking equipment for $297,689 (“Comp Net 2”). The Comp Net 2 finance lease requires 36 monthly payments of $9,460. On December 29, 2015, the Partnership entered into a third finance lease transaction for computer networking equipment for $389,266 (“Comp Net 3”). The Comp Net 3 finance lease requires 36 monthly payments of $12,456. On December 30, 2015, the Partnership assigned the Comp Net 1 and Comp Net 2 finance leases to Juliet. On March 30, 2017, the Partnership sold the Comp Net 3 finance lease to a third party for cash proceeds of $250,696. The finance lease had a net book value of $248,240 resulting in a gain of $2,456.

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At September 30, 2017, there were no significant changes to this lease.

Medical Equipment

On March 31, 2014, the Partnership entered into a finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. On December 30, 2015, the Partnership assigned this finance lease to Juliet. At September 30, 2017, there were no significant changes to this lease.

5.	Investments in Equipment Subject to Operating Leases

In connection with the consolidation of SQN Helo, the Partnership holds four helicopter operating leases with two different third parties. As of December 31, 2016, these operating leases had an aggregate net book value of $9,871,737. One operating lease requires monthly payments of $80,160 and expired in August 2017. Upon expiration of operating lease, this lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. The other three operating leases require 48 monthly payments of $32,500, $32,500 and $19,000, respectively, commencing in April 2017.

On October 24, 2016, the die board cutting equipment lease commenced. The operating lease requires 60 monthly payments of $6,329 beginning on October 24, 2016. On April 28, 2017, the Partnership sold the die board cutting equipment operating lease to a third party for cash proceeds of $344,957. The operating lease had a net book value of $338,629 resulting in a gain of $6,328.

September 30, 2017:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Aircraft (Helicopters)	$9,432,030	$3,551,658	$5,880,372
	$9,432,030	$3,551,658	$5,880,372

December 31, 2016:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Machine Tools	$367,079	$10,376	$356,703
	$367,079	$10,376	$356,703

Depreciation expense for the three and nine months ended September 30, 2017 was $794,772 and $2,109,431, respectively.

6.	Equipment Notes Receivable

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment. On January 18, 2017, the Partnership entered into an assignment agreement to sell the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,021,250 ($3,893,165 principal and $128,085 accrued interest). On March 29, 2017, the Partnership entered into an assignment agreement to repurchase the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,107,294 ($3,893,165 principal and $214,129 purchase interest). On April 17, 2017, the borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received monthly payments in accordance with terms from this borrower through February 28, 2017. As of September 30, 2017, the March 2017 through September 2017 monthly payments are outstanding, therefore this loan facility is in non-accrual status as a result of the bankruptcy and of non-payment. For the three and nine months ended September 30, 2017, the equipment notes earned interest income of $0 and $41,648, respectively.

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

For the three and nine months ended September 30, 2017, the equipment notes earned interest income of $144,284 and $467,130, respectively.

Food Manufacturing Equipment

On April 11, 2016 (“Funding Date”), the Partnership extended a loan facility in the amount of $2,500,000 to a Minnesota-based manufacturer of a commercial low-sodium salt substitute. The loan is secured by food manufacturing equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $81,657. The loan is scheduled to mature on April 1, 2019. The borrower is required to make the first and last monthly payments on the Funding Date and then make 34 monthly payments of principal and interest of $81,657 which commenced on June 1, 2016. For the three and nine months ended September 30, 2017, the equipment note earned interest income of $0 and $67,250, respectively. On March 30, 2017, the Partnership sold this loan note to a third party for cash proceeds of $1,802,371. The loan note had a net book value of $1,790,618 resulting in a gain of $11,753.

Manufacturing and Testing Equipment

On March 8, 2016 (“Funding Date”), the Partnership loaned $1,992,000 to a California-based LED lighting manufacturer located in California. The loan is secured by manufacturing and testing equipment located at one of the manufacturer’s facilities. The promissory note requires 30 monthly payments of approximately $76,016 and has a final balloon payment of 3% of the aggregate principal amount due on September 1, 2018. The borrower is required to make the first and last monthly payments on the Funding Date and then make 28 monthly payments of principal and interest of $76,016 which commenced on May 1, 2016. For the three and nine months ended September 30, 2017, the equipment note earned interest income of $0 and $35,293, respectively. On March 30, 2017, the Partnership sold this loan note to a third party for cash proceeds of $1,232,293. The loan note had a net book value of $1,173,422 resulting in a gain of $58,871.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the three and nine months ended September 30, 2017, the equipment notes earned interest income of $10,703 and $34,411, respectively.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after December 31, 2016 on September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. On December 29, 2015, Juliet advanced a total of $2,974,000 to the borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the borrowers. For the three and nine months ended September 30, 2017, the equipment note earned interest income of $45,799 and $378,307, respectively. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and 15% to the Partnership for $7,947,310. On March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI and a due from the Partnership of $1,531,218. The loan note had a net book value of $7,804,888 resulting in a gain of $142,422. On March 31, 2017, the Partnership and SQN AFI advanced a total of $2,497,400 to the borrowers. On April 28, 2017, the Partnership advanced a total of $370,187 to the borrowers.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789, and is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018. For the three and nine months ended September 30, 2017, the equipment note earned interest income of $189 and $600, respectively.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. For the three and nine months ended September 30, 2017, the equipment note earned interest income of $1,657 and $5,925, respectively.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the three and nine months ended September 30, 2017, the equipment note earned interest income of $8,280 and $15,668, respectively.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three and nine months ended September 30, 2017, the equipment note earned interest income of $20,390 and $67,726, respectively.

Mineral Processing Equipment

On September 27, 2013, the Partnership entered into a loan facility to provide financing up to a maximum borrowing of $3,000,000. The borrower is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility was secured by equipment that refines precious metals and other minerals. The Partnership advanced $2,500,000 to the borrower during September 2013. The loan facility required 48 monthly payments of principal and interest of $68,718 (revised from original payment of $69,577 upon second funding discussed below) and a balloon payment of $500,000 in September 2017. The loan facility matured in September 2017. On May 9, 2014, the Partnership made a second funding of $500,000 to the borrower under the above agreement. The loan facility required 41 monthly payments of principal and interest of $15,764 and matured in September 2017. The borrower’s obligations under the loan facility were also personally guaranteed by its majority shareholders.

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in September 2017. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the three and nine months ended September 30, 2017 and for the years ended December 31, 2016 and 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three and nine months ended September 30, 2017, the equipment note earned interest income of $12,457 and $41,901, respectively.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the three and nine months ended September 30, 2017, the equipment note earned interest income of $5,887 and $20,823, respectively.

The future maturities of the Partnership’s equipment notes receivable at September 30, 2017 are as follows:

Years ending September 30,
(unaudited)
2018	$6,529,465
2019	3,788,732
2020	3,561,872
2021	3,471,428
2022	1,388,088
2023	—
$18,739,585

7.	Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of September 30, 2017, the Partnership had advanced a net total of $2,775,060.

8.	Collateralized Loan Receivable

On July 20, 2017, the Partnership, through Juliet, provided secured financing in the amount of $3,867,435 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and nine months ended September 30, 2017, the loan facility earned interest income of $91,547.

On March 31, 2017, the Partnership entered into a Loan Participation Agreement to purchase a 61.8% interest in a 5% Surplus note receivable with principal of $2,225,000 maturing on February 25, 2018. On March 31, 2017, the Partnership funded $1,495,313 for the purchase of this participation. In connection with the Loan Participation Agreement, on that same date, the Partnership entered into a forward purchase agreement to sell this participation interest on July 7, 2017 for the purchase price of the participation plus a 12% rate of return. On June 30, 2017 and on July 21, 2017, the Partnership sold this forward purchase agreement for total cash proceeds of $1,515,985. For the three and nine months ended September 30, 2017, the loan facility earned interest income of $20,673.

On September 23, 2016, the Partnership, through Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and nine months ended September 30, 2017, the loan facility earned interest income of $50,675 and $150,372, respectively.

On September 12, 2016, the Partnership, through Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and nine months ended September 30, 2017, the loan facility earned interest income of $67,004 and $198,828, respectively.

On July 21, 2016, September 15, 2016, and September 30, 2016, the Partnership funded $1,817,444, $181,598 and $300,846, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. On October 7, 2016, a third party on behalf of Juliet, funded an additional $1,759,570 under this wholesale financing arrangement. On October 4, 2016, November 23, 2016, November 29, 2016 and December 30, 2016, the Partnership funded an additional $854,390, $291,919, $78,912 and $78,095, respectively under this wholesale financing arrangement. On January 13, 2017 and February 23, 2017, the Partnership, through Juliet, funded an additional $1,463,260 and $814,320, respectively under this wholesale financing arrangement. On March 8, 2017, the Partnership funded an additional $256,987 under this wholesale financing arrangement. On April 4, 2017 and April 5, 2017, the Partnership, through Juliet, funded an additional $1,825,656 and $314,753, respectively under this wholesale financing arrangement. On August 24, 2017 and September 29, 2017, the Partnership, through Juliet, funded an additional $500,000 and $896,722, respectively under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the three and nine months ended September 30, 2017, the loans earned interest income of $278,015 and $710,257, respectively.

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and nine months ended September 30, 2017, the loan facility earned interest income of $65,368 and $210,016, respectively.

On April 25, 2016, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s loan facility. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604. In March 2017, the Partnership received total payments of $335,644. In August 2017, the Partnership received total payments of $305,550. For the three and nine months ended September 30, 2017, the promissory notes earned interest income of $66,020 and $209,162, respectively.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Alpha Participation A”), the Partnership (“Alpha Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Alpha Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Alpha Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Alpha Participation A’s interest is senior to Alpha Participation B’s interest. For the three and nine months ended September 30, 2017, the Alpha Participation B earned interest income of $32,961 and $97,809, respectively.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument matures on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. As of September 30, 2017 and December 31, 2016, the Loan Note Principal balance was $4,148,419. For the three and nine months ended September 30, 2017, the Loan Note Instruments earned interest income of $190,827 and $566,259, respectively.

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024. For the three and nine months ended September 30, 2017, the promissory notes earned interest income of $55,000 and $165,000, respectively.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the three and nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

9.	Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN PAC, and a third party formed a special purpose entity, Informage SQN Technologies, LLC (“Informage SQN”), a limited liability company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of December 31, 2016, the Partnership has advanced a total of $1,357,622 and received total repayments of $690,936. For the three and nine months ended September 30, 2017, the Partnership recorded investment income of $6,792 and investment loss of $5,148, respectively, for its proportionate share of Informage SQN’s earnings under the equity method pursuant to U.S. GAAP. As of September 30, 2017, the Partnership has an investment balance of $539,040.

10.	Equipment Investment through SPV

On December 16, 2015, Marine, a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder, which acquired and operates the container feeder vessels. CONT Feeder acquired nine container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of September 30, 2017, the Partnership has an aggregate investment balance of $37,326,541 consisting of feeder vessels of $34,429,847, drydocking fees of $2,583,807 and inventory supplies of $312,887.

CONT Feeder acquired and operates nine container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the three months ended September 30, 2017, CONT Feeder recorded income of approximately $4,036,000 from charter rental fees less total expenses of $4,290,000, consisting of ship operating expenses, of approximately $2,386,000, ship management fees and charter commissions fees of approximately $401,000, general and administrative expenses, of approximately $483,000, depreciation expense, of approximately $725,000 and interest expense of approximately $295,000 resulting in a net loss of approximately $254,000. For the nine months ended September 30, 2017, CONT Feeder recorded income of approximately $11,073,000 primarily from charter rental fees, less total expenses of $13,897,000, consisting of ship operating expenses of approximately $7,089,000, ship management fees and charter commissions fees of approximately $1,321,000, general and administrative expenses of approximately $2,535,000, depreciation expense of approximately $2,176,000 and interest expense of approximately $776,000 resulting in a net loss of approximately $2,824,000.

11.	Other Assets

Other assets primarily include approximately $1,670,000 related to the Partnership’s equipment investment through SPV.

12.	Equipment Notes Payable

In connection with the consolidation of SQN Helo, the Partnership had an aggregate equipment notes payable balance of $3,669,521 to a financial institution for four helicopter leases. In January 2017, the Partnership paid $3,325,506 as repayment in full for three helicopter leases. As of September 30, 2017, the equipment notes payable was $0.

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

In connection with the acquisition of container vessels, CONT Feeder borrowed $14,375,654 from third parties. As of September 30, 2017, the CONT Feeder loan payable was $11,264,375.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2017 (unaudited)		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$18,739,585	$18,739,585	$31,107,975	$31,107,975
Collateralized loans receivable	$37,379,430	$37,379,430	$28,265,033	$28,265,033
Liabilities:
Loans payable	$68,680,340	$68,680,340	$60,589,483	$60,589,483

As of September 30, 2017, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

15.	Business Concentrations

For the nine months ended September 30, 2017, the Partnership had two lessees which accounted for approximately 56% and 42% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2017, the Partnership had three leases which accounted for approximately 31%, 31% and 20% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2016, the Partnership had four leases which accounted for approximately 38%, 16%, 15% and 14% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2017, the Partnership had four leases which accounted for approximately 18%, 14%, 13%, and 11% of the Partnership’s interest income. For the nine months ended September 30, 2016, the Partnership had three leases which accounted for approximately 16%, 16% and 10% of the Partnership’s interest income.

At September 30, 2017, the Partnership had four lessees which accounted for approximately 33%, 20%, 18% and 10% of the Partnership’s investment in finance leases. At September 30, 2016, the Partnership had five lessees which accounted for approximately 29%, 25%, 15%, 11% and 10% of the Partnership’s investment in finance leases. At September 30, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At September 30, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At September 30, 2017, the Partnership had four lessees which accounted for approximately 36%, 29%, 16% and 11% of the Partnership’s investment in equipment notes receivable. At September 30, 2016, the Partnership had four lessees which accounted for approximately 27%, 25%, 15%and 11% of the Partnership’s investment in equipment notes receivable. At September 30, 2017, the Partnership had four lessees which accounted for approximately 32%, 16%, 13% and 10% of the Partnership’s investment in collateralized loans receivable. At September 30, 2016, the Partnership had four lessees which accounted for approximately 23%, 15%, 14% and 10% of the Partnership’s investment in collateralized loans receivable. At September 30, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases. At September 30, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases.

16.	Geographic Information

Geographic information for revenue for the three months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30, 2017 (unaudited)
	United States	Europe	Mexico	Total
Revenue:
Rental income	$332,160	$—	$—	$332,160
Finance income	$641,840	$30,242	$—	$672,082
Interest income	$1,201,925	$—	$—	$1,201,925
Investment income from equity method investments	$6,792	$—	$—	$6,792
Income from equipment investment through SPV	$—	$4,035,381	$—	$4,035,381

	Three Months Ended September 30, 2016 (unaudited)
	United States	Europe	Mexico	Total
Revenue:
Rental income	$81,115	$—	$—	$81,115
Finance income	$275,207	$37,743	$—	$312,950
Interest income	$1,238,268	$3	$—	$1,238,271
Investment loss from equity method investments	$(32,393)	$—	$—	$(32,393)
Income from equipment investment through SPV	$—	$3,793,359	$—	$3,793,359
Other income	$86,590	$—	$—	$86,590

Geographic information for revenue for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30, 2017 (unaudited)
	United States	Europe	Mexico	Total
Revenue:
Rental income	$1,342,436	$—	$—	$1,342,436
Finance income	$1,606,981	$96,547	$—	$1,703,528
Interest income	$3,950,621	$—	$—	$3,950,621
Investment loss from equity method investments	$(5,148)	$—	$—	$(5,148)
Gain on sale of assets	$120,601	$142,422	$—	$263,023
Income from equipment investment through SPV	$-	$11,072,567	$-	$11,072,567

	Nine Months Ended September 30, 2016 (unaudited)
	United States	Europe	Mexico	Total
Revenue:
Rental income	$243,347	$—	$—	$243,347
Finance income	$667,455	$109,773	$—	$777,228
Interest income	$2,964,708	$6,741	$—	$2,971,449
Investment loss from equity method investments	$(124,977)	$—	$—	$(124,977)
Income from equipment investment through SPV	$—	$12,465,552	$—	$12,465,552
Other income	$268,008	$-	$—	$268,008

Geographic information for long-lived assets at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017 (unaudited)
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,948,817	$317,141	$—	$8,265,958
Investments in equipment subject to operating leases, net	$5,880,372	$—	$—	$5,880,372
Equipment notes receivable, including accrued interest	$13,781,149	$2,122,409	$3,043,347	$18,946,905
Equipment investment through SPV	$—	$37,326,541	$—	$37,326,541
Collateralized loan receivable, including accrued interest	$5,755,133	$21,430,968	$12,581,047	$39,767,148

	December 31, 2016
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,401,219	$345,581	$—	$7,746,800
Investments in equipment subject to operating leases, net	$356,703	$—	$—	$356,703
Equipment notes receivable, including accrued interest	$20,613,049	$7,524,960	$3,043,347	$31,181,356
Equipment investment through SPV	$—	$39,491,553	$—	$39,491,553
Collateralized loan receivable, including accrued interest	$6,187,165	$17,646,328	$5,524,364	$29,357,856

17.	Subsequent Events

On November 8, 2017, the Partnership, through Juliet, funded an additional $552,252 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

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

Our income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We are currently in the Operating and Liquidation Period. The Offering Period concluded on April 2, 2016, which is three years from the date we were declared effective by the SEC. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The General Partner has extended the Operating Period for an additional one year. The Liquidation Period, which began on May 30, 2017, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

During the nine months ended September 30, 2017, we made distributions to our Limited Partners totaling $2,956,519.

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

Recent Significant Transactions

Motion Picture Production Company

On July 20, 2017, the Partnership, through Juliet, provided secured financing in the amount of $3,867,435 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date.

Surplus Loan Note

On March 31, 2017, the Partnership entered into a Loan Participation Agreement to purchase a 61.8% interest in a 5% Surplus note receivable with principal of $2,225,000 maturing on February 25, 2018. On March 31, 2017, the Partnership funded $1,495,313 for the purchase of this participation. In connection with the Loan Participation Agreement, on that same date, the Partnership entered into a forward purchase agreement to sell this participation interest on July 7, 2017 for the purchase price of the participation plus a 12% rate of return. On June 30, 2017 and on July 21, 2017, the Partnership sold this forward purchase agreement for total cash proceeds of $1,515,985.

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

Results of Operations for the three months ended September 30, 2017

We are currently in our Liquidation Period. The Offering Period ended on April 2, 2016. The Operating Period is defined as the period in which we invest the net proceeds from the Offering Period and reinvest cash from operations into business-essential, revenue-producing (or cost-saving) equipment and other physical assets with substantial economic lives and, in many cases, associated revenue streams. During this period we anticipate substantial cash out-flows from investing activities as we acquire leased equipment. We also expect our operating activities to generate cash inflows during this time as we collect rental payments from the leased assets we acquire.

Our revenue for the three months ended September 30, 2017 as compared to three months ended September 30, 2016 is summarized as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	(unaudited)	(unaudited)
Revenue:
Rental income	$332,160	$81,115
Finance income	672,082	312,950
Interest income	1,201,925	1,238,271
Income from equipment investment through SPV	4,035,381	3,793,359
Investment income (loss) from equity method investments	6,792	(32,393)
Other income	13,437	86,590
Total Revenue	$6,261,777	$5,479,892

For the three months ended September 30, 2017, we earned $332,160 in rental income primarily from various operating leases of helicopters from SQN Helo. We also recognized $1,201,925 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $672,082 in finance income from various finance leases. We also recognized an investment gain of $6,792 from our equity method investment. We also recognized income of $4,035,381 from our equipment investment through SPV. The increase in our total revenue in 2017 as compared to 2016 is a result of the increase in our rental and finance income in 2017 compared to 2016 as a result of our consolidation of SQN Helo, an increase in interest income from an increase in equipment notes and collateralized loans receivable and from gains on sales of assets and equipment notes offset by a decrease in income from our equipment investment through SPV from the Marine transaction.

Our expenses for the three months ended September 30, 2017 as compared to three months ended September 30, 2016 are summarized as follows:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
	(unaudited)	(unaudited)

Provision for lease, note, and loan losses	$319,715	$—

Expenses:
Management fees — Investment Manager	$375,000	$375,000
Depreciation and amortization	962,854	100,500
Professional fees	105,068	33,706
Administration expense	11,103	13,313
Interest expense	1,152,812	875,297
Other expenses (income)	17,952	(88)
Expenses from equipment investment through SPV (including depreciation expense of approx. $725,000 for the three months ended September 30, 2017)	4,289,422	4,485,331
Total Expenses	$6,914,211	$5, 883,059

Foreign currency transaction (gains) losses	$(100,361)	$312,477

For the three months ended September 30, 2017 and 2016 we incurred $6,914,211 and $5,883,059 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2017 as compared to 2016. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $962,854 in depreciation and amortization expense. We also incurred $105,068 in professional fees, which is primarily due to consolidation of SQN Helo. In conjunction with the Marine, Juliet and Helo transactions, we assumed approximately $17,104,000, $26,600,000 and $9,300,000, respectively in loans payable with various third parties which resulted in $1,152,812 in interest expense during the three months ended September 30, 2017. We also incurred expenses of $4,289,422 from our equipment investment through SPV. The increase in depreciation and amortization in 2017 as compared to 2016 is a result of the consolidation of SQN Helo during the first quarter of 2017. We also incurred a provision for lease, note, and loan losses of $319,715 as a result of an impairment loss on a finance lease during third quarter of 2017.

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended September 30, 2017 of $871,788, prior to the allocation for non-controlling interest as compared to a net loss of $715,644 for the 2016 Quarter. The non-controlling interest represents the 67.5% and 25% investments by SQN PAC in the Alpha and Helo transactions respectively and the 10% investment by a third party in the CONT Feeder transaction. For the three months ended September 30, 2017, the non-controlling interest recognized net income of $411 due to its interest in Alpha, a net loss of $191,369 due to its interest in Helo and a net loss of $25,404 due to its interest in CONT Feeder.

Results of Operations for the nine months ended September 30, 2017

Our revenue for the nine months ended September 30, 2017 as compared to nine months ended September 30, 2016 is summarized as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
Revenue:
Rental income	$1,342,436	$243,347
Finance income	1,703,528	777,228
Interest income	3,950,621	2,971,449
Income from equipment investment through SPV	11,072,567	12,465,552
Investment loss from equity method investments	(5,148)	(124,977)
Gain on sale of assets	263,023	—
Other income	40,274	268,008
Total Revenue	$18,367,301	$16,600,607

For the nine months ended September 30, 2017, we earned $1,342,436 in rental income primarily from various operating leases of helicopters from SQN Helo. We also recognized $3,950,621 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $1,703,528 in finance income from various finance leases. We also recognized an investment loss of $5,148 from our equity method investment. We also recognized gain on sale of assets of $263,023 from sales of equipment notes and finance leases. We also recognized income of $11,072,567 from our equipment investment through SPV. The increase in our total revenue in 2017 as compared to 2016 is a result of the increase in our rental and finance income in 2017 compared to 2016 as a result of our consolidation of SQN Helo, an increase in interest income from an increase in equipment notes and collateralized loans receivable and from gains on sales of assets and equipment notes offset by a decrease in income from our equipment investment through SPV from the Marine transaction.

Our expenses for the nine months ended September 30, 2017 as compared to nine months ended September 30, 2016 are summarized as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)

Provision for lease, note, and loan losses	$319,715	$—

Expenses:
Management fees — Investment Manager	$1,125,000	$1,125,000
Depreciation and amortization	2,277,513	315,968
Professional fees	442,216	178,591
Administration expense	50,235	79,142
Interest expense	3,687,328	2,187,412
Other expenses	56,777	285,747
Expenses from equipment investment through SPV (including depreciation expense of approx. $2,176,000 for the nine months ended September 30, 2017)	13,986,567	13,325,166
Total Expenses	$21,535,636	$17,497,026

Foreign currency transaction (gains) losses	$(326,890)	$1,092,544

For the nine months ended September 30, 2017 and 2016 we incurred $21,535,636 and $17,497,026 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2017 as compared to 2016. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $2,277,513 in depreciation and amortization expense. We also incurred $442,216 in professional fees, which is primarily due to consolidation of SQN Helo. In conjunction with the Marine, Juliet and Helo transactions, we assumed approximately $17,104,000, $26,600,000 and $9,300,000, respectively in loans payable with various third parties which resulted in $3,687,328 in interest expense during the nine months ended September 30, 2017. We also incurred expenses of $13,986,567 from our equipment investment through SPV. The increase in depreciation and amortization in 2017 as compared to 2016 is a result of the consolidation of SQN Helo during the nine months ended September 30, 2017. We also incurred a provision for lease, note, and loan losses of $319,715 as a result of an impairment loss on a finance lease during the nine months ended September 30, 2017.

Net Loss

As a result of the factors discussed above, we reported a net loss for the nine months ended September 30, 2017 of $3,161,160, prior to the allocation for non-controlling interest as compared to a net loss of $1,988,963 for the 2016 Period. The non-controlling interest represents the 67.5% and 25% investments by SQN PAC in the Alpha and Helo transactions respectively and the 10% investment by a third party in the CONT Feeder transaction. For the nine months ended September 30, 2017, the non-controlling interest recognized net income of $1,404 due to its interest in Alpha, a net loss of $358,167 due to its interest in Helo and a net loss of $282,400 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$846,442	$2,402,509
Investing activities	$8,939,561	$(29,762,342)
Financing activities	$(10,279,795)	$26,423,607

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

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2017 was $846,442 and was primarily driven by the following factors; (i) an increase of approximately $4,057,000 in minimum rents receivable for finance leases acquired primarily from consolidation of SQN Helo (ii) interest payments received of approximately $1,863,000 from equipment notes and collateralized loans receivable (iii) an increase in accounts payable and accrued liabilities of approximately $331,000 from the Marine transaction, and (iv) depreciation and amortization expense of approximately $2,278,000. Offsetting these fluctuations was a net loss for the nine months ended September 30, 2017 of approximately $3,161,000, as well as increases in finance accrued interest of approximately $1,704,000, an increase in accrued interest receivable of approximately $3,475,000 and gains on sale of assets of approximately $263,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that as we enter into additional equipment leasing and financing transactions we will generate greater net cash inflows from operations principally from interest payments received from equipment notes receivable and from rental payments received from lessees.

Investing Activities

Cash provided by investing activities was $8,939,561 for the nine months ended September 30, 2017. This was related to our equipment investment through SPV of approximately $2,165,000. We paid approximately $11,709,000 for the acquisition of our collateralized loans receivable and received approximately $2,595,000 from our collateralized loans receivable. We also received cash proceeds of approximately $14,701,000 from the sale of finance leases and equipment notes receivable. The borrowers of our equipment notes receivable repaid approximately $1,506,000 during the period.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2017 was $10,279,795 and was primarily due to principal payments of approximately $9,665,000 on loans with unrelated lenders and payments for distributions totaling approximately $4,461,000 and retained loss of non-controlling interest to consolidated entities of approximately $1,800,000. Offsetting this decrease was cash received from non-controlling interest contributions of approximately $2,000,000.

Distributions

During our Operating Period, we intend to pay cash distributions on a quarterly basis to our limited partners at 1.625% per quarter, the equivalent rate of 6.5% per annum, of each limited partners’ capital contribution (pro-rated to the date of admission for each limited partner). The amount and rate of cash distributions could vary and are not guaranteed. During the nine months ended September 30, 2017, we made quarterly distributions to our limited partners, at a rate of 2% per quarter, the equivalent per annum rate of 8.0% totaling $2,956,519. We did not make a cash distribution to the General Partner during the nine months ended September 30, 2017; however, we accrued $29,565 for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $114,681 at September 30, 2017.

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

Subsequent Events

On On November 8, 2017, the Partnership, through Juliet, funded an additional $552,252 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

November 14, 2017

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

