Form 10-K
period 2017-12-31
SQN AIF IV, L.P.
filed 2018-04-02
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

Number of outstanding units of limited partnership interests of the registrant on March 29, 2018 was 74,527.94.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN AIF IV L.P.

Annual Report on Form 10-K for Year Ended December 31, 2017

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

Our income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We are currently in the Liquidation Period. The Offering Period concluded on April 2, 2016, which was three years from the date we were declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of the our initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The General Partner had extended the Operating Period for an additional one year. The Liquidation Period, which began on May 30, 2017, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), a Delaware limited liability company, in its capacity as our selling agent, receives an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, we receive from the sale of our Units to the General Partner or its affiliates). Securities was acting as our exclusive selling agent. In addition, we paid a 7% sales commission to broker-dealers unaffiliated with our General Partner who sold our Units, on a best efforts basis. When the 7% sales commission was not required to be paid, we applied the proceeds that would otherwise be payable as sales commission toward the purchase of additional fractional Units at $1,000 per Unit.

During the Operating Period, we planned to make quarterly distributions of cash to the Limited Partners if, in the opinion of our Investment Manager, such distributions are in our best interests. Therefore, the amount and rate of cash distributions could vary and were not guaranteed. The targeted distribution rate is 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner).

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

On December 2, 2015, the Partnership formed a special purpose entity SQN Juliet, LLC (“Juliet”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On December 29, 2015, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matured on December 29, 2016. On April 22, 2016, this loan was amended and extended as part of the amended participation agreement. On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) for $6,416,092. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. On December 29, 2015, a participation agreement was entered into between a third party (“Juliet Participation A”), the Partnership (“Juliet Participation B”), and Juliet. In connection with the participation agreement, the Partnership assigned to Juliet various finance leases and equipment notes receivables with a total value equal to $4,866,750. Under the agreement, Juliet created two collateralized participation interests for the underlying loans (“Underlying Loans”); Juliet Participation A’s principal balance is $3,071,000 and accrues interest at 8.5% per annum and Juliet Participation B’s principal balance is the value of their assigned finance leases and equipment notes receivable of $4,866,750. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On April 22, 2016, the participation agreement dated December 29, 2015 between Juliet Participation A, Juliet Participation B, and Juliet was amended and restated. In connection with the amended participation agreement, Juliet Participation A funded Juliet cash of approximately $8,511,000 and assigned their interests of approximately $3,986,000 in a loan facility for a wood pellet business in Texas, which along with the outstanding principal payable balance of approximately $2,124,000 on the Just Loans transaction resulted in a Juliet Participation A balance of approximately $14,621,000. Under the amended agreement, Juliet Participation A’s principal balance accrues interest at 6% per annum and Juliet Participation B’s principal balance accrues interest at 12% per annum. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On December 13, 2016, Juliet advanced a total of $740,160 to the Just Loans borrowers. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a gain of $142,422. On March 31, 2017, the Partnership advanced a total of $374,610 to the Just Loans borrowers. On April 28, 2017, the Partnership advanced a total of $370,187 to the Just Loans borrowers.

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

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager and a third party formed a special purpose entity SQN Helo whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each owned 50% of SQN Helo. The Partnership accounted for its investment in SQN Helo using the equity method. In November 2016, a lessee of five helicopters filed for bankruptcy protection under Chapter 11 and restructured the leases. As of December 31, 2016, the Partnership had advanced a total of $1,465,000. On January 19, 2017, the Partnership bought a debt position of a third party lender to SQN Helo for $3,325,506, which increased the Partnership’s controlling financial interest in SQN Helo to 76%. On September 29, 2017 and June 30, 2017, the Partnership received a distribution from SQN Helo of $249,287 and $250,000, respectively, which decreased the Partnership’s controlling financial interest in SQN Helo to 75%. As a result of the increase in the Partnership’s controlling financial interest and since the Partnership bears the primary risks and rewards of SQN Helo, the Partnership consolidates SQN Helo into the consolidated financial statements. SQN PAC owns a 25% share of SQN Helo which is presented as due to SQN Portfolio Acquisition Company, LLC on the consolidated financial statements.

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

During the Operating Period, we made quarterly distributions of cash to the Limited Partners, if, in the opinion of our Investment Manager’s such distributions were in our best interests. Therefore, the amount and rate of cash distributions could vary and were not guaranteed. The targeted distribution rate was 6.5% annually, paid quarterly as 1.625%, of each Limited Partners’ capital contribution (pro-rated to the date of admission for each Limited Partner).

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

At December 31, 2017, we had total assets of $111,942,070. Of this amount, $108,418,674 was for various investments: (i) $7,412,839 related to investments in finance leases, (ii) $5,557,494 related to investments in equipment subject to operating leases, (iii) $16,857,756 was associated with a portfolio of equipment notes receivable and accrued interest, (iv) $41,134,476 was associated with a portfolio of collateralized loans receivable and accrued interest, (v) a residual value investment in equipment on lease of $2,775,060, and (vi) an equipment investment through SPV of $34,094,204. We also had initial direct costs of $213,377 associated with the origination and funding of lease assets, and other assets of $2,611,981. For the year ended December 31, 2017, we had a net loss of $8,947,762.

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

At December 31, 2017 and 2016, our investment portfolio consisted of the following transactions:

Aircraft

In connection with the consolidation of SQN Helo, the Partnership holds two helicopter finance leases with two different third parties. As of December 31, 2016, these finance leases has a net book value of $3,378,129. One finance lease requires 18 monthly payments of $79,167 which commenced in August 2016. Upon expiration of an operating lease in August 2017, the lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. This finance lease requires 24 monthly payments of $79,167 which commenced in August 2017. The other finance lease requires 48 monthly payments of $32,500 commencing in April 2017. At December 31, 2017, there were no significant changes to these leases.

Aircraft Parts Equipment

In December 2016, the lease agreement for aircraft rotable parts equipment for approximately $775,000 was amended and extended for an additional 18 months. The amended finance leases require 18 monthly payments in aggregate of $90,116 commencing on December 16, 2016. At December 31, 2017, there were no significant changes to this lease.

Computer Networking Equipment

On February 29, 2016, the Partnership entered into a finance lease transaction for computer networking equipment for $1,541,461. The finance lease requires 36 monthly payments of $48,171 commencing on March 1, 2016. On March 30, 2017, the Partnership sold this finance lease to a third party for cash proceeds of $999,321. The finance lease had a net book value of $984,693 resulting in a U.S. GAAP gain of $14,628.

On May 25, 2016, the Partnership entered into a second finance lease transaction for computer networking equipment for $656,772. The finance lease requires 36 monthly payments of $20,524 commencing on June 1, 2016. On March 30, 2017, the Partnership sold this finance lease to a third party for cash proceeds of $488,029. The finance lease had a net book value of $483,152 resulting in a U.S. GAAP gain of $4,877.

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 which commenced on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016. At December 31, 2017, there were no significant changes to these leases.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950. At December 31, 2017, there were no significant changes to this lease.

Anaerobic Digestion Plant

On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced (as described in Note 6) and the Partnership reclassified the equipment note to investment in finance lease. The lease requires 20 quarterly payments of £41,616 ($59,823 applying exchange rate of 1.4375 at May 16, 2016) began on April 30, 2016. At December 31, 2017, there were no significant changes to this lease.

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

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At December 31, 2017, there were no significant changes to this lease.

Medical Equipment

On March 31, 2014, the Partnership entered into a finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. On December 30, 2015, the Partnership assigned this finance lease to Juliet. At December 31, 2017, there were no significant changes to this lease.

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment. On January 18, 2017, the Partnership entered into an assignment agreement to sell the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,021,250 ($3,893,165 principal and $128,085 accrued interest). On March 29, 2017, the Partnership entered into an assignment agreement to repurchase the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,107,294 ($3,893,165 principal and $214,129 purchase interest). On April 17, 2017, the borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received monthly payments in accordance with terms from this borrower through February 28, 2017. As of December 31, 2017, the March 2017 through December 2017 monthly payments are outstanding, therefore this loan facility is in non-accrual status as a result of the bankruptcy and of non-payment. As of December 31, 2017, the Partnership placed a reserve on this asset of $1,022,742.

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

Food Manufacturing Equipment

On April 11, 2016 (“Funding Date”), the Partnership extended a loan facility in the amount of $2,500,000 to a Minnesota-based manufacturer of a commercial low-sodium salt substitute. The loan is secured by food manufacturing equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $81,657. The loan is scheduled to mature on April 1, 2019. The borrower is required to make the first and last monthly payments on the Funding Date and then make 34 monthly payments of principal and interest of $81,657 which commenced on June 1, 2016. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $67,250 and $219,230, respectively. On March 30, 2017, the Partnership sold this loan note to a third party for cash proceeds of $1,802,371. The loan note had a net book value of $1,790,618 resulting in a U.S. GAAP gain of $11,753.

Manufacturing and Testing Equipment

On March 8, 2016 (“Funding Date”), the Partnership loaned $1,992,000 to a California-based LED lighting manufacturer located in California. The loan is secured by manufacturing and testing equipment located at one of the manufacturer’s facilities. The promissory note requires 30 monthly payments of approximately $76,016 and has a final balloon payment of 3% of the aggregate principal amount due on September 1, 2018. The borrower is required to make the first and last monthly payments on the Funding Date and then make 28 monthly payments of principal and interest of $76,016 which commenced on May 1, 2016. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $35,293 and $148,508, respectively. On March 30, 2017, the Partnership sold this loan note to a third party for cash proceeds of $1,232,293. The loan note had a net book value of $1,173,422 resulting in a U.S. GAAP gain of $58,871.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the years ended December 31, 2017 and 2016, the equipment notes earned interest income of $44,742 and $57,054, respectively.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after December 31, 2016 on September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. On December 29, 2015, Juliet advanced a total of $2,974,000 to the Just Loans borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the Just Loans borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the Just Loans borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the Just Loans borrowers. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $479,778 and $669,119, respectively. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017, the Partnership advanced a total of $374,610 to the Just Loans borrowers. On April 28, 2017, the Partnership advanced a total of $370,187 to the Just Loans borrowers.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789, and is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $748 and $1,443, respectively.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $7,470 and $8,670, respectively.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $14,787 and $17,175, respectively.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $84,295 and $109,442, respectively.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in January 2019. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the years ended December 31, 2017, 2016 and 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. As of December 31, 2017, the Partnership placed a reserve on this asset of $1,043,347. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the remaining outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $53,261 and $67,952, respectively.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $32,204 and $52,165, respectively.

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

Equipment Leasing Company

During the years ended December 31, 2017 and 2016, the Partnership funded a total of $6,979,850 and $5,362,774, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases.

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

Loan Note

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

Loan Note Instrument

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument matures on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. On November 30, 2016, the Loan Note Instruments were amended and the maturity date was extended to November 30, 2017. As of December 31, 2017 and 2016, the Loan Note Principal balance was $4,148,419. On February 28, 2018, the Loan Note Instruments were cancelled and replaced with a Loan Note Instrument of €5,167,426, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019.

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

Loan Note

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the years ended December 31, 2017, 2016 and 2015, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

Equipment Investment through SPV

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of December 31, 2017, the Partnership has an aggregate investment balance of $34,094,204 consisting of feeder vessels of $31,492,640, drydocking fees of $2,358,807 and inventory supplies of $242,757.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the years ended December 31, 2017 and 2016, CONT Feeder recorded income of approximately $15,416,000 and $16,423,000, respectively, from charter rental fees less total expenses of $21,247,000 and $18,236,000, respectively. For the year ended December 31, 2017, expenses consist of ship operating expenses of approximately $11,333,000, general and administrative expenses of approximately $3,330,000, depreciation expense of approximately $5,338,000, and interest expense of approximately $1,246,000 resulting in a net loss of approximately $5,831,000. For the year ended December 31, 2016, expenses consist of ship operating expenses of approximately $11,908,000, general and administrative expenses of approximately $2,068,000, depreciation expense of approximately $2,882,000, and interest expense of approximately $1,378,000 resulting in a net loss of approximately $1,813,000.

Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN PAC, and a third party formed a special purpose entity, Informage SQN Technologies, LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of December 31, 2016, the Partnership has advanced a total of $1,357,622 and received total repayments of $690,936. For the years ended December 31, 2017 and 2016, the Partnership recorded investment loss of $6,435 and $24,866, respectively, for its proportionate share of Informage SQN’s earnings under the equity method pursuant to U.S. GAAP. As of December 31, 2017, the Partnership placed a reserve on this investment of $537,754. As of December 31, 2017, the Partnership has an investment balance of $0.

Smart Safes

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of December 31, 2017, the Partnership had advanced a net total of $2,775,060.

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, operating leases, residual value investments and project financings, and we generate revenues in geographic areas outside of the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 19 Geographic Information in our consolidated financial statements included in this Annual Report on Form 10-K.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at March 29, 2018
General Partner	1
Limited Partners	1,503

We pay, at the sole discretion of our Investment Manager and contingent upon the availability of funds, quarterly cash distributions to each Limited Partner computed at 1.625% (pro-rated to the date of admission for each Limited Partner) of each Limited Partner’s capital contribution. In 2017 and 2016, we paid a quarterly distribution to our Limited Partners at a rate of 8.0% per annum. This distribution rate reflects an increase of 1.5% per annum above the targeted distribution rate of 6.5% per annum. During the years ended December 31, 2017 and 2016, we made quarterly cash distributions to our Limited Partners totaling approximately $4,461,000 and $5,236,000, respectively, and we accrued $0 and $1,504,296 respectively, for distributions due to Limited Partners which resulted in a Distributions payable to Limited Partners of $0 and $1,504,296 at December 31, 2017 and 2016. We did not make a cash distribution to the General Partner during the years ended December 31, 2017 and 2016; we accrued $29,565 and $57,256, respectively, for distributions due to the General Partner which resulted in a Distributions payable to General Partner of $114,681 and $85,116 at December 31, 2017 and 2016.

We are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2017. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Units and consistent with NASD Rule 2340(c), the value of our Units are estimated to be the offering price of $1,000 per Unit. At December 31, 2017, we were in our Liquidation Period which we began on May 30, 2017.

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

	Years Ended December 31,
	2017	2016
Total revenue	$21,649,403	$21,685,888
Net loss	$(8,947,762)	$(3,807,749)
Net loss allocable to Limited Partners	$(8,282,877)	$(3,592,393)
Weighted average number of limited partnership interests outstanding	75,029.91	71,635.73
Net loss per weighted average number of limited partnership interests outstanding	$(110.39)	$(50.15)
Distributions paid to Limited Partners	$2,956,519	$5,725,615
Distributions per weighted average number of limited partnership interests outstanding	$39.40	$79.93

	December 31,
	2017	2016
Total assets	$111,942,070	$116,757,454
Partners’ Equity	$36,164,394	$47,624,350

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are currently in the Liquidation Period. The Offering Period concluded on April 2, 2016, which is three years from the date we were declared effective by the SEC. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and concluded on May 29, 2017. The Liquidation Period, which began on May 30, 2017, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

Current Business Environment and Outlook

We believe that 2018 will continue to present attractive opportunities for equipment lease and asset finance investments. The Federal Reserve Board increased its benchmark interest rate several times in 2017, and is expected to further increase rates in 2018 making our financing more cost competitive with banks. While we expect interest rates to increase further during 2018, increases in interest rates generally result in increased returns on asset based investments. As lending institutions, such as banks, raise the interest rates they charge borrowers, the financing provided by us will become more cost competitive, and our market for potential investments will broaden. Although increase in interest rates will increase the cost of leverage, we do not expect a significant net effect on our gross margins because we do not plan on utilizing significant leverage in our portfolio. Our single investor leases and loans should benefit from any increase in interest rates over the long term. The competitive environment is firming up with a few large participants exiting the market, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we believe there is more opportunity than there has been in years to acquire seasoned portfolios of equipment leases and loans. We also believe that there may be opportunity for consolidation in the next year or two. Overall we think that businesses have a positive outlook for growth in 2018 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2018 Equipment Leasing & Finance U.S. Economic Outlook,” the U.S. economy’s growth in 2018 is poised to experience moderately strong growth of 2.7% while equipment and software investment should expand by about 9.1%. We believe that the U.S. economy appears to be back on solid footing and that credit market conditions are healthy and are not expected to inhibit business investment or the equipment finance industry. We also believe that U.S. manufacturing activity will increase over the near term with support from the current administration, that materials handling equipment investment growth and medical equipment investment growth will remain stable and that all other industrial equipment investment growth will likely rebound. We anticipate that railroad, aircraft and ship equipment investment growth will continue to strengthen, that trucks investment growth is poised to accelerate and that computers investment growth is likely to improve. While we do not anticipate making significant investment in these asset classes, we believe that the anticipated increases in investment growth in these classes will tie up a substantial amount of capital of other asset finance companies.

Equipment and software investment increased steadily during the first three quarters of 2017. We believe that the rebound in the energy sector is a key contributing factor towards the rebound in equipment investment, and that the rebound in the energy sector will benefit several equipment verticals. We also believe that most other verticals are exhibiting positive signs and appear primed to improve during the first half of 2018.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has determined that ASU No 2014-09 will not have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership does not expect the guidance to have a material effect on its consolidated financial statements as the ASU is not applicable to financial instruments or leases and, therefore, will not affect the majority of the Partnership’s revenues.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Business Overview

We are currently in the Liquidation Period. The Offering Period concluded on April 2, 2016, which is three years from the date we were declared effective by the SEC. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and concluded on May 29, 2017. The Liquidation Period, which began on May 30, 2017, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

During our Operating Period, which began on May 29, 2013, the date of our initial closing, and concluded on May 29, 2017, we will use the majority of our net offering proceeds from Limited Partner capital contributions to acquire our initial investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and project financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this time-frame we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period, we believe the majority of our cash outflows will be from investing activities as we acquire additional investments and to a lesser extend from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental and interest payments.

Results of Operations for the Year Ended December 31, 2017 (“2017”) as compared to the Year Ended December 31, 2016 (“2016”)

Our Offering Period terminated on April 2, 2016, after which time we no longer accepted Limited Partner capital contributions. During the Offering Period the majority of our cash inflows were from Limited Partners purchasing our Units. After the termination of our Offering Period, the majority of our cash inflows are expected to come from rental payments, interest payments, and sales proceeds from our various equipment investments.

We are currently in the Liquidation Period. During the Operating Period, we invested most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. Through April 2, 2016, we admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. We received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units. For the years ended December 31, 2017 and 2016, we paid or accrued an underwriting fee to Securities totaling $0 and $1,949,907, respectively.

Our revenue for the years ended December 31, 2017 and 2016 is summarized as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenue:
Rental income	$1,594,436	$329,931
Finance income	2,159,570	1,112,846
Interest income	5,224,118	4,448,049
Income from equipment investment through SPV	15,416,243	16,422,922
Investment loss from equity method investments	(6,435)	(932,193)
Gain on sale of assets	263,023	-
Other income	21	304,333
Provision for lease, note, and loan losses	3,001,573	-
Total Revenue	$21,649,403	$21,685,888

For the year ended December 31, 2017, we earned $1,594,436 in rental income primarily from two operating leases of aircraft rotable parts equipment. We also recognized $5,224,118 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $2,159,570 in finance income from various finance leases. We also recognized income of $15,416,243 from our equipment investment through SPV. We also incurred a provision for lease, note, and loan losses of $3,001,573 as a result of an impairment loss on a finance lease, equipment notes receivables and an equity method investment during the year ended December 31, 2017. The increase in total revenue in 2017 as compared to 2016 is primarily a result of the income from the subsidiary SQN Helo, LLC (“SQN Helo”) which was not included in the consolidated financial statements in 2016. The increase in finance and interest income in 2017 as compared to 2016 is a result of the increase in finance leases and equipment notes and collateralized loans receivable in 2017 as compared to 2016.

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

Our expenses for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Expenses:
Management fees — Investment Manager	$1,500,000	$1,500,000
Depreciation and amortization	2,622,678	418,968
Professional fees	545,417	220,883
Administration expense	59,483	90,427
Interest expense	4,861,808	3,208,312
Other expenses	112,297	293,900
Expenses from equipment investment through SPV (including depreciation expense of approximately $5,338,000 and $2,882,000, respectively)	21,246,550	18,235,637
Total Expenses	$30,948,233	$23,968,127

Foreign currency transaction (gains) losses	$(351,068)	$1,525,510

For the year ended December 31, 2017, we incurred $30,948,233 in total expenses. There was no increase in management fees paid to our Investment Manager in 2017 as compared to 2016. We pay our Investment Manager a management fee during the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $4,861,808 and $2,622,678 in interest expense and depreciation and amortization expense, respectively. The increase in interest expense and depreciation and amortization expense in 2017 as compared to 2016 is primarily a result of the subsidiary SQN Helo, which was not included in the consolidated financial statements in 2016. We also incurred $545,417 in professional fees, which is primarily due to consolidation of SQN Helo. We also incurred expenses of $21,246,550 from our equipment investment through SPV.

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

Net Loss

As a result of the factors discussed above, we reported a net loss for the year ended December 31, 2017 of $8,947,762, prior to the allocation for non-controlling interest, as compared to a net loss of $3,807,749 for the year ended December 31, 2016. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the year ended December 31, 2017, the non-controlling interest recognized net income of $1,811 due to its interest in Alpha and a net loss of $583,031 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash provided by (used in):
Operating activities	$(826,865)	$3,639,278
Investing activities	$11,729,664	$(33,916,839)
Financing activities	$(11,660,339)	$27,537,728

Sources of Liquidity

We are currently in the Liquidation Period. The Liquidation Period is the time-frame in which we sell equipment under lease in the normal course of business. During this time period we anticipate that a substantial portion of our cash outflows will be from operating activities and the majority of our cash inflows are expected to be from operating and investing activities. We believe that the cash inflows will be sufficient to finance our liquidity requirements for the foreseeable future, including semi-annual distributions to our Limited Partners, general and administrative expenses, and fees paid to our Investment Manager.

Operating Activities

Cash used in operating activities for the year ended December 31, 2017 was $826,865 and was primarily driven by the following factors; (i) a net loss for the year ended December 31, 2017 of $8,947,762, (ii) a decline in finance income of $1,046,724, (iii) an increase in foreign currency transactions of $1,840,424, and (iv) a decline in other assets of $1,677,048. Offsetting these fluctuations was an increase in minimum rents receivable of $2,186,878, an increase in provision for lease, note and loan losses of $3,001,573, an increase in depreciation and amortization of $2,203,710, and an increase of $940,440 in accounts payable and accrued expenses. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into.

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

Investing Activities

Cash provided in investing activities was $11,729,664 for the year ended December 31, 2017. This was primarily related to proceeds from sale of leased assets and equipment notes of approximately $14,701,000, equipment investment through SPV of approximately $5,397,000, and cash received from collateralized loans receivable of approximately $2,595,000. Offsetting these fluctuations was cash paid for collateralized loans receivable of approximately $12,343,000.

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

Financing Activities

Cash used in financing activities for the year ended December 31, 2017 was $11,660,339 and was primarily due to cash paid of approximately $7,181,000 in repayments of loan payable, $3,670,000 in financial institutions for equipment notes payable, and $4,461,000 in Limited Partner distributions. Offsetting this decline was cash received from loans payable of approximately $3,760,000.

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

Distributions

During the years ended December 31, 2017 and 2016, we made cash distributions to our Limited Partners totaling $4,460,815 and $5,235,647, respectively, and accrued $0 and $1,504,296 respectively, for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $0 and $1,504,296 at December 31, 2017 and 2016, respectively. We did not make a cash distribution to the General Partner during the years ended December 31, 2017 and 2016, respectively; and accrued $29,565 and $57,256, respectively, for distributions due to the General Partner which resulted in a distributions payable to General Partner of $114,681 and $85,116 at December 31, 2017 and 2016, respectively.

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

Contractual Obligations

None.

Subsequent Events

On February 9, 2018, the Partnership received cash payment of $1,309,494 from the wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

On February 28, 2018, the Loan Note Instruments were cancelled and replaced with a Loan Note Instrument of €5,167,426, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of SQN AIF IV, L.P. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SQN AIF IV, L.P. and Subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

New York, New York

We have served as the Partnership’s auditor since 2012.

April 2, 2018

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016

Assets

Cash and cash equivalents	$1,284,883	$2,042,423
Investments in finance leases, net	7,412,839	7,746,800
Investments in equipment subject to operating leases, net	5,557,494	356,703
Equipment notes receivable, including accrued interest of $360,486 and $73,381	16,857,756	31,181,356
Residual value investment in equipment on lease	2,775,060	2,860,153
Initial direct costs, net of accumulated amortization of $392,133 and $205,765	213,377	371,144
Collaterized loans receivable, including accrued interest of $3,121,623 and $1,092,823	41,134,476	29,357,856
Investment in Informage SQN Technologies LLC	-	544,189
Investment in SQN Helo LLC	-	317,610
Equipment investment through SPV	34,094,204	39,491,553
Other assets	2,611,981	2,487,667
Total Assets	$111,942,070	$116,757,454

Liabilities and Partners’ Equity
Liabilities:
Loans payable	$68,044,254	$60,589,483
Accounts payable and accrued liabilities	2,853,578	1,661,361
Deferred revenue	395,415	534,567
Distributions payable to Limited Partners	-	1,504,296
Distributions payable to General Partner	114,681	85,116
Due to SQN Portfolio Acquisition Company, LLC for its equity interest in SQN Helo	194,489	-
Security deposits payable	74,581	74,581
Total Liabilities	71,676,998	64,449,404

Commitments and Contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	36,454,353	47,801,079
General Partner	(289,959)	(176,729)
Total Partners’ Equity attributable to the Partnership	36,164,394	47,624,350

Non-controlling interest in consolidated entities	4,100,678	4,683,700

Total Equity	40,265,072	52,308,050
Total Liabilities and Partners’ Equity	$111,942,070	$116,757,454

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	For the Years Ended
	December 31
	2017	2016

Revenue:
Rental income	$1,594,436	$329,931
Finance income	2,159,570	1,112,846
Interest income	5,224,118	4,448,049
Income from equipment investment through SPV	15,416,243	16,422,922
Investment loss from equity method investments	(6,435)	(932,193)
Gain on sale of assets	263,023	-
Other income	21	304,333
Total Revenue	24,650,976	21,685,888
Provision for lease, note, and loan losses	3,001,573	-
Revenue less provision for lease, note, and loan losses	21,649,403	21,685,888

Expenses:
Management fees - Investment Manager	1,500,000	1,500,000
Depreciation and amortization	2,622,678	418,968
Professional fees	545,417	220,883
Administration expense	59,483	90,427
Interest expense	4,861,808	3,208,312
Other expenses	112,297	293,900
Expenses from equipment investment through SPV (including depreciation expense of approximately $5,338,000 and $2,882,000 for the years ending December 31, 2017 and 2016, respectively)	21,246,550	18,235,637
Total Expenses	30,948,233	23,968,127
Foreign currency transaction (gains) losses	(351,068)	1,525,510
Net loss	(8,947,762)	(3,807,749)

Net loss attributable to non-controlling interest in consolidated entities	(581,220)	(179,069)
Net loss attributable to the Partnership	$(8,366,542)	$(3,628,680)

Net loss attributable to the Partnership
Limited Partners	$(8,282,877)	$(3,592,393)
General Partner	(83,665)	(36,287)
Net loss attributable to the Partnership	$(8,366,542)	$(3,628,680)

Weighted average number of limited partnership interests outstanding	75,029.91	71,635.73

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(110.39)	$(50.15)

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Partners’ Equity

Years Ended December 31, 2017 and 2016

	Limited Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest
Balance, January 1, 2016	55,315.99	$44,402,558	$(83,186)	$39,621,119	$4,864,625

Limited Partners’ capital contributions	19,650.08	19,650,079	-	19,650,079	-
Offering expenses	-	(102,330)	-	(102,330)	-
Underwriting fees	-	(1,949,907)	-	(1,949,907)	-
Net loss	-	(3,807,749)	(36,287)	(3,592,393)	(179,069)
Distributions to partners	-	(5,782,871)	(57,256)	(5,725,615)	-
Redemption of non-controlling interest	-	(1,856)	-	-	(1,856)
Redemption of initial Limited Partners’ contributions	-	(99,874)	-	(99,874)	-

Balance, December 31, 2016	74,966.07	52,308,050	(176,729)	47,801,079	4,683,700

Net loss	-	(8,947,762)	(83,665)	(8,282,877)	(581,220)
Distributions to partners	-	(2,986,084)	(29,565)	(2,956,519)	-
Redemption of non-controlling interest	-	(1,802)	-	-	(1,802)
Redemption of initial Limited Partners’ contributions	-	(107,330)	-	(107,330)	-

Balance, December 31, 2017	74,966.07	$40,265,072	$(289,959)	$36,454,353	$4,100,678

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(8,947,762)	$(3,807,749)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Finance income	(2,159,570)	(1,112,846)
Accrued interest income	(4,596,512)	(3,958,808)
Investment loss from equity method investments	6,435	932,193
Provision for lease, note, and loan losses	3,001,573	-
Depreciation and amortization	2,622,678	418,968
Gain on sale of assets	(263,023)	-
Foreign currency transaction (gains) losses	(350,112)	1,490,312
Change in operating assets and liabilities:
Minimum rents receivable	5,374,561	3,187,683
Accrued interest income	2,097,838	2,727,688
Other assets	(202,329)	1,420,879
Accounts payable and accrued liabilities	677,588	(262,851)
Deferred revenue	87,217	534,567
Due to SQN Portfolio Acquisition Company, LLC for its equity interest in SQN Helo	194,489	-
Security deposits payable	-	(20,361)
Accrued interest on note payable	1,630,064	2,089,603
Net cash (used in) provided by operating activities	(826,865)	3,639,278

Cash flows from investing activities:
Purchase of finance leases	-	(3,064,991)
Cash received from residual value investments of equipment subject to lease	85,093	77,912
Cash paid for initial direct costs	(32,602)	(286,407)
Cash reimbursement received for initial direct costs	-	70,250
Cash paid for collateralized loans receivable	(12,342,596)	(12,237,970)
Cash received from collateralized loans receivable	2,594,776	3,170,884
Proceeds from sale of leased assets and equipment notes	14,700,768	-
Proceeds from Informage SQN Technologies	-	80,000
Equipment investment through SPV	5,397,349	2,916,842
Cash paid for equipment notes receivable	(370,187)	(27,033,009)
Repayment of equipment notes receivable	1,697,063	2,389,650
Net cash provided by (used in) investing activities	11,729,664	(33,916,839)

Cash flows from financing activities:
Cash received from loan payable	3,759,787	18,625,179
Repayments of loan payable	(7,180,658)	(3,347,916)
Cash paid to financial institutions for equipment notes payable	(3,669,521)	-
Cash received from Limited Partner capital contributions	-	19,146,741
Cash paid for Limited Partner distributions	(4,460,815)	(5,235,647)
Cash paid for Initial Limited Partners contribution redemption	(107,330)	(99,874)
Cash paid for non-controlling interest distributions	(1,802)	(1,856)
Cash paid for underwriting fees	-	(1,446,569)
Cash paid for offering costs	-	(102,330)
Net cash (used in) provided by financing activities	(11,660,339)	27,537,728

Net decrease in cash and cash equivalents	(757,540)	(2,739,833)
Cash and cash equivalents, beginning of year	2,042,423	4,782,256
Cash and cash equivalents, end of year	$1,284,883	$2,042,423

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016

Supplemental disclosure of other cash flow information:
Cash paid for interest	$2,493,197	$827,308

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in lease purchase agreement	$3,669,521	$-
Units issued as underwriting fee discount	$-	$503,338
Distributions payable to General Partner	$29,565	$57,256
Distributions payable to Limited Partners	$-	$1,504,296
Reclassification of equipment notes receivable to investment in finance leases	$-	$2,861,620
Reclassification of equipment subject to operating leases to investment in finance leases	$1,900,008	$367,079
Reclassification of initial direct cost to collateralized loans receivable	$-	$10,000
Increase in operating and finance leases due to consolidation	$(13,232,709)	$-
Increase in equipment notes and loans payable due to consolidation	$12,915,099	$-
Increase in collateralized loans receivable	$-	$(8,671,871)

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

On December 2, 2015, the Partnership formed a special purpose entity SQN Juliet, LLC (“Juliet”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On December 29, 2015, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matured on December 29, 2016. On April 22, 2016, this loan was amended and extended as part of the amended participation agreement. On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) for $6,416,092. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. On December 29, 2015, a participation agreement was entered into between a third party (“Juliet Participation A”), the Partnership (“Juliet Participation B”), and Juliet. In connection with the participation agreement, the Partnership assigned to Juliet various finance leases and equipment notes receivables with a total value equal to $4,866,750. Under the agreement, Juliet created two collateralized participation interests for the underlying loans (“Underlying Loans”); Juliet Participation A’s principal balance is $3,071,000 and accrues interest at 8.5% per annum and Juliet Participation B’s principal balance is the value of their assigned finance leases and equipment notes receivable of $4,866,750. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On April 22, 2016, the participation agreement dated December 29, 2015 between Juliet Participation A, Juliet Participation B, and Juliet was amended and restated. In connection with the amended participation agreement, Juliet Participation A funded Juliet cash of approximately $8,511,000 and assigned their interests of approximately $3,986,000 in a loan facility for a wood pellet business in Texas, which along with the outstanding principal payable balance of approximately $2,124,000 on the Just Loans transaction resulted in a Juliet Participation A balance of approximately $14,621,000. Under the amended agreement, Juliet Participation A’s principal balance accrues interest at 6% per annum and Juliet Participation B’s principal balance accrues interest at 12% per annum. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017, the Partnership advanced a total of $374,610 to the Just Loans borrowers. On April 28, 2017, the Partnership advanced a total of $370,187 to the Just Loans borrowers.

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

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager and a third party formed a special purpose entity SQN Helo whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each owned 50% of SQN Helo. The Partnership accounted for its investment in SQN Helo using the equity method. In November 2016, a lessee of five helicopters filed for bankruptcy protection under Chapter 11 and restructured the leases. As of December 31, 2016, the Partnership had advanced a total of $1,465,000. On January 19, 2017, the Partnership bought a debt position of a third party lender to SQN Helo for $3,325,506, which increased the Partnership’s controlling financial interest in SQN Helo to 76%. On September 29, 2017 and June 30, 2017, the Partnership received a distribution from SQN Helo of $249,287 and $250,000, respectively, which decreased the Partnership’s controlling financial interest in SQN Helo to 75%. As a result of the increase in the Partnership’s controlling financial interest and since the Partnership bears the primary risks and rewards of SQN Helo, the Partnership consolidates SQN Helo into the consolidated financial statements. SQN PAC owns a 25% share of SQN Helo which is presented as due to SQN Portfolio Acquisition Company, LLC on the consolidated financial statements.

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership is currently in the Operating Period. The Offering Period concluded on April 2, 2016, which was three years from the date the Partnership was declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of the Partnership’s initial closing, which occurred on May 29, 2013 and concluded on May 29, 2017. The Liquidation Period, which began on May 30, 2017, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), a Delaware limited liability company, was the Partnership’s selling agent, and received an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership received from the sale of its Units to the General Partner or its affiliates). In addition, the Partnership paid a 7% sales commission to broker-dealers unaffiliated with the General Partner who sold the Partnership’s Units, on a best efforts basis. When the 7% sales commission was not required to be paid, the Partnership applied the proceeds that would otherwise be payable as sales commission toward the purchase of additional fractional Units at $1,000 per Unit.

During the years ended December 31, 2017 and 2016, the Partnership made cash distributions to its Limited Partners totaling $4,460,815 and $5,235,647, respectively, and accrued $0 and $1,504,296 respectively, for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $0 and $1,504,296 at December 31, 2017 and 2016, respectively. The Partnership did not make a cash distribution to the General Partner during the years ended December 31, 2017 and 2016, respectively; and accrued $29,565 and $57,256, respectively, for distributions due to the General Partner which resulted in a distributions payable to General Partner of $114,681 and $85,116 at December 31, 2017 and 2016, respectively.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2017, an impairment was determined to exist for a finance lease, equipment notes receivables and an equity method investment and an impairment loss was recorded, there is a provision for lease, note and loan losses of $3,001,573. At December 31, 2016, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible.

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

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2017 and 2016, and does not expect any material adjustments to be made. The tax years 2017, 2016 and 2015 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has determined that ASU No 2014-09 will not have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued new guidance to improve consolidation guidance for legal entities ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership does not expect the guidance to have a material effect on its consolidated financial statements as the ASU is not applicable to financial instruments or leases and, therefore, will not affect the majority of the Partnership’s revenues.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

3. Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2017.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the years ended December 31, 2017 and 2016, the Partnership paid $1,500,000 in management fee expense to the Investment Manager.

Securities is a Delaware limited liability company and in its capacity as the Partnership’s selling agent received an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership received from the sale of the Partnership’s Units to the General Partner or its affiliates).

For the years ended December 31, 2017 and 2016, the Partnership incurred the following transactions with Securities:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Balance - beginning of year	$—	$—
Underwriting fees earned by Securities	—	574,402
Payments by the Partnership to Securities	—	(574,402)
Balance - end of year	$—	$—

For the years ended December 31, 2017 and 2016, the Partnership incurred the following underwriting fee transactions:

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Underwriting discount incurred by the Partnership	$—	$503,338
Underwriting fees earned by Securities	—	574,402
Underwriting fees paid to outside brokers	—	872,167
Total underwriting fees	$—	$1,949,907

4. Investments in Finance Leases

At December 31, 2017 and 2016, net investments in finance leases consisted of the following:

	2017	2016
Minimum rents receivable	$6,639,597	$9,408,605
Estimated unguaranteed residual value	2,003,757	652,689
Unearned income	(1,230,515)	(2,314,494)

	$7,412,839	$7,746,800

Aircraft

In connection with the consolidation of SQN Helo, the Partnership holds two helicopter finance leases with two different third parties. As of December 31, 2016, these finance leases has a net book value of $3,378,129. One finance lease requires 18 monthly payments of $79,167 which commenced in August 2016. Upon expiration of an operating lease in August 2017, the lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. This finance lease requires 24 monthly payments of $79,167 which commenced in August 2017. The other finance lease requires 48 monthly payments of $32,500 commencing in April 2017. At December 31, 2017, there were no significant changes to these leases.

Aircraft Parts Equipment

In December 2016, the lease agreement for aircraft rotable parts equipment for approximately $775,000 was amended and extended for an additional 18 months. The amended finance leases require 18 monthly payments in aggregate of $90,116 commencing on December 16, 2016. At December 31, 2017, there were no significant changes to this lease.

Computer Networking Equipment

On February 29, 2016, the Partnership entered into a finance lease transaction for computer networking equipment for $1,541,461. The finance lease requires 36 monthly payments of $48,171 commencing on March 1, 2016. On March 30, 2017, the Partnership sold this finance lease to a third party for cash proceeds of $999,321. The finance lease had a net book value of $984,693 resulting in a U.S. GAAP gain of $14,628.

On May 25, 2016, the Partnership entered into a second finance lease transaction for computer networking equipment for $656,772. The finance lease requires 36 monthly payments of $20,524 commencing on June 1, 2016. On March 30, 2017, the Partnership sold this finance lease to a third party for cash proceeds of $488,029. The finance lease had a net book value of $483,152 resulting in a U.S. GAAP gain of $4,877.

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 which commenced on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016. At December 31, 2017, there were no significant changes to these leases.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950. At December 31, 2017, there were no significant changes to this lease.

Anaerobic Digestion Plant

On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced (as described in Note 6) and the Partnership reclassified the equipment note to investment in finance lease. The lease requires 20 quarterly payments of £41,616 ($59,823 applying exchange rate of 1.4375 at May 16, 2016) began on April 30, 2016. At December 31, 2017, there were no significant changes to this lease.

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

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At December 31, 2017, there were no significant changes to this lease.

Medical Equipment

On March 31, 2014, the Partnership entered into a finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. On December 30, 2015, the Partnership assigned this finance lease to Juliet. At December 31, 2017, there were no significant changes to this lease.

5. Investment in Equipment Subject to Operating Leases

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

December 31, 2017:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft (Helicopters)	$9,432,030	$3,874,536	$5,557,494
	$9,432,030	$3,874,536	$5,557,494

December 31, 2016:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Machine Tools	$367,079	$10,376	$356,703
	$367,079	$10,376	$356,703

Depreciation expense for the years ended December 31, 2017 and 2016 was $2,432,309 and $260,258, respectively.

6. Equipment Notes Receivable

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment. On January 18, 2017, the Partnership entered into an assignment agreement to sell the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,021,250 ($3,893,165 principal and $128,085 accrued interest). On March 29, 2017, the Partnership entered into an assignment agreement to repurchase the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,107,294 ($3,893,165 principal and $214,129 purchase interest). On April 17, 2017, the borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received monthly payments in accordance with terms from this borrower through February 28, 2017. As of December 31, 2017, the March 2017 through December 2017 monthly payments are outstanding, therefore this loan facility is in non-accrual status as a result of the bankruptcy and of non-payment. As of December 31, 2017, the Partnership placed a reserve on this asset of $1,022,742.

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

For the years ended December 31, 2017 and 2016, the construction equipment notes earned interest income of $671,636 and $279,106, respectively.

Food Manufacturing Equipment

On April 11, 2016 (“Funding Date”), the Partnership extended a loan facility in the amount of $2,500,000 to a Minnesota-based manufacturer of a commercial low-sodium salt substitute. The loan is secured by food manufacturing equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $81,657. The loan is scheduled to mature on April 1, 2019. The borrower is required to make the first and last monthly payments on the Funding Date and then make 34 monthly payments of principal and interest of $81,657 which commenced on June 1, 2016. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $67,250 and $219,230, respectively. On March 30, 2017, the Partnership sold this loan note to a third party for cash proceeds of $1,802,371. The loan note had a net book value of $1,790,618 resulting in a U.S. GAAP gain of $11,753.

Manufacturing and Testing Equipment

On March 8, 2016 (“Funding Date”), the Partnership loaned $1,992,000 to a California-based LED lighting manufacturer located in California. The loan is secured by manufacturing and testing equipment located at one of the manufacturer’s facilities. The promissory note requires 30 monthly payments of approximately $76,016 and has a final balloon payment of 3% of the aggregate principal amount due on September 1, 2018. The borrower is required to make the first and last monthly payments on the Funding Date and then make 28 monthly payments of principal and interest of $76,016 which commenced on May 1, 2016. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $35,293 and $148,508, respectively. On March 30, 2017, the Partnership sold this loan note to a third party for cash proceeds of $1,232,293. The loan note had a net book value of $1,173,422 resulting in a U.S. GAAP gain of $58,871.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the years ended December 31, 2017 and 2016, the equipment notes earned interest income of $44,742 and $57,054, respectively.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after December 31, 2016 on September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. On December 29, 2015, Juliet advanced a total of $2,974,000 to the Just Loans borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the Just Loans borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the Just Loans borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the Just Loans borrowers. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $479,778 and $669,119, respectively. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017, the Partnership advanced a total of $374,610 to the Just Loans borrowers. On April 28, 2017, the Partnership advanced a total of $370,187 to the Just Loans borrowers.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789, and is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $748 and $1,443, respectively.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $7,470 and $8,670, respectively.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $14,787 and $17,175, respectively.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $84,295 and $109,442, respectively.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in January 2019. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the years ended December 31, 2017, 2016 and 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. As of December 31, 2017, the Partnership placed a reserve on this asset of $1,043,347. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the remaining outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $53,261 and $67,952, respectively.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. For the years ended December 31, 2017 and 2016, the equipment note earned interest income of $32,204 and $52,165, respectively.

The future principal maturities of the Partnership’s equipment notes receivable at December 31, 2017 are as follows:

Years ending December 31,
2018	$6,745,015
2019	3,689,654
2020	2,975,501
2021	2,211,534
2022	875,566
Thereafter	—
Total	$16,497,270

7. Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of December 31, 2017, the Partnership had advanced a net total of $2,775,060.

8. Collateralized Loan Receivable

On July 20, 2017, the Partnership, through Juliet, provided secured financing in the amount of $3,867,435 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the year ended December 31, 2017, the loan facility earned interest income of $208,524.

On March 31, 2017, the Partnership entered into a Loan Participation Agreement to purchase a 61.8% interest in a 5% Surplus note receivable with principal of $2,225,000 maturing on February 25, 2018. On March 31, 2017, the Partnership funded $1,495,313 for the purchase of this participation. In connection with the Loan Participation Agreement, on that same date, the Partnership entered into a forward purchase agreement to sell this participation interest on July 7, 2017 for the purchase price of the participation plus a 12% rate of return. On June 30, 2017 and on July 21, 2017, the Partnership sold this forward purchase agreement for total cash proceeds of $1,515,985. For the year ended December 31, 2017, the loan facility earned interest income of $20,673.

On September 23, 2016, the Partnership, through Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the years ended December 31, 2017 and 2016, the loan facility earned interest income of $191,970 and $54,922, respectively.

On September 12, 2016, the Partnership, through Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the years ended December 31, 2017 and 2016, the loan facility earned interest income of $265,832 and $80,007, respectively.

During the years ended December 31, 2017 and 2016, the Partnership funded a total of $6,979,850 and $5,362,774, respectively under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. For the years ended December 31, 2017 and 2016, the loans earned interest income of $1,020,225 and $161,589, respectively.

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the years ended December 31, 2017 and 2016, the loan facility earned interest income of $268,503 and $192,644, respectively.

On April 25, 2016, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s loan facility. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604. In March 2017, the Partnership received total payments of $335,644. In August 2017, the Partnership received total payments of $305,550. For the years ended December 31, 2017 and 2016, the promissory notes earned interest income of $275,183 and $548,718, respectively.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Alpha Participation A”), the Partnership (“Alpha Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Alpha Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Alpha Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Alpha Participation A’s interest is senior to Alpha Participation B’s interest. For the years ended December 31, 2017 and 2016, the Alpha Participation B earned interest income of $130,770 and $131,128, respectively.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument matures on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. As of December 31, 2017 and 2016, the Loan Note Principal balance was $4,148,419. For the years ended December 31, 2017 and 2016, the Loan Note Instruments earned interest income of $757,086 and $481,332, respectively. On February 28, 2018, the Loan Note Instruments were cancelled and replaced with a Loan Note Instrument of €5,167,426, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019.

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024. For the years ended December 31, 2017 and 2016, the promissory notes earned interest income of $220,000 and $220,000, respectively.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the years ended December 31, 2017, 2016 and 2015, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

9. Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN PAC, and a third party formed a special purpose entity, Informage SQN Technologies, LLC (“Informage SQN”), a Limited Liability Company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. The Partnership will make additional contributions up to $3,850,000 of total aggregate outstanding capital contributions. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of December 31, 2016, the Partnership has advanced a total of $1,357,622 and received total repayments of $690,936. For the years ended December 31, 2017 and 2016, the Partnership recorded investment loss of $6,435 and $24,866, respectively, for its proportionate share of Informage SQN’s earnings under the equity method pursuant to U.S. GAAP. As of December 31, 2017, the Partnership placed a reserve on this investment of $537,754. As of December 31, 2017, the Partnership has an investment balance of $0.

10. Equipment Investment through SPV

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of December 31, 2017, the Partnership has an aggregate investment balance of $34,094,204 consisting of feeder vessels of $31,492,640, drydocking fees of $2,358,807 and inventory supplies of $242,757.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the years ended December 31, 2017 and 2016, CONT Feeder recorded income of approximately $15,416,000 and $16,423,000, respectively, from charter rental fees less total expenses of $21,247,000 and $18,236,000, respectively. For the year ended December 31, 2017, expenses consist of ship operating expenses of approximately $11,333,000, general and administrative expenses of approximately $3,330,000, depreciation expense of approximately $5,338,000, and interest expense of approximately $1,246,000 resulting in a net loss of approximately $5,831,000. For the year ended December 31, 2016, expenses consist of ship operating expenses of approximately $11,908,000, general and administrative expenses of approximately $2,068,000, depreciation expense of approximately $2,882,000, and interest expense of approximately $1,378,000 resulting in a net loss of approximately $1,813,000.

11. Other Assets

Other assets of $2,611,981 is primarily made up of $1,384,387 related to the Partnership’s Equipment Investment through SPV and of $597,250 related to equipment held off lease by SQN Helo.

12. Equipment Notes Payable

In connection with the consolidation of SQN Helo, the Partnership had an aggregate equipment notes payable balance of $3,669,521 to a financial institution for four helicopter leases. In January 2017, the Partnership paid $3,325,506 as repayment in full for three helicopter leases. As of December 31, 2017, the equipment notes payable was $0.

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

In connection with the acquisition of container vessels, CONT Feeder borrowed $14,375,654 from third parties. As of December 31, 2017, the CONT Feeder loan payable was $10,734,538.

In connection with the consolidation of SQN Helo, the Partnership had an aggregate loans payable balance of $8,268,216 to SQN AFIF and to a third party in the form of a senior participation instruments. The senior participation instrument accrues interest at the rate of 7% per annum and PIK interest at the rate of 3.5% per annum and matures on January 6, 2022. The senior participants, as collateral, have a first priority security interest in all of the assets acquired by SQN Helo as well as a senior participation interest in the proceeds from the assets, while the Partnership and SQN PAC have a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal.

14. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$16,497,270	$16,497,270	$31,107,975	$31,107,975
Collateralized loans receivable	$38,012,853	$38,0125,853	$28,265,033	$28,265,033

Liabilities:
Loans payable	$68,044,254	$68,044,254	$60,589,483	$60,589,483

15. Income Tax Reconciliation (unaudited)

As of December 31, 2017 and 2016, total Partners’ Equity attributable to the Partnership included in the consolidated financial statements was $36,164,394 and $47,624,350, respectively. As of December 31, 2017 and 2016, total Partners’ equity for federal income tax purposes was $50,806,944 and $47,624,350, respectively. The primary differences are organizational and offering expenses and distribution expenses, which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income tax purposes for the years ended December 31, 2017 and 2016:

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016
Net loss per consolidated financial statements	$(8,366,542)	$(3,628,680)
Depreciation and amortization	2,297,281	(1,082,346)
Gain on sale of partnership interest	776,211
Income from domestic partnerships	(371,667)	(573,794)
Interest income for tax purposes only	—	(94,171)
Partial Impairments not taken for tax	2,148,852
Guaranteed payments	0—	1,500,000
Other book/tax differences	694,339	578,515
Foreign currency adjustment	(351,068)	1,286,856
Net loss for federal income tax purposes	$(3,182,594)	$(2,013,620)

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

17. Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2017
Total revenue	$6,203,326	$5,902,198	$5,942,062	$3,601,817	$21,649,403

Net loss allocable to Limited Partners	$(818,498)	$(1,029,407)	$(648,872)	$(5,786,100)	$(8,282,877)
Weighted average number of limited partnership interests outstanding	74,965.07	74,965.07	74,532.51	74,584.73	75,029.81
Net loss attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(10.92)	$(13.73)	$(8.71)	$(77.58)	$(110.39)

	Quarterly Information (unaudited)				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,	2016
Total revenue	$5,133,192	$5,987,523	$5,479,892	$5,085,281	$21,685,888

Net loss allocable to Limited Partners	$(799,983)	$(444,987)	$(640,583)	$(1,706,840)	$(3,592,393)
Weighted average number of limited partnership interests outstanding	61,574.57	74,965.06	74,965.07	74,965.07	71,635.73
Net loss attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(12.99)	$(5.94)	$(8.55)	$(22.77)	$(50.15)

18. Business Concentrations

For the year ended December 31, 2017, the Partnership had one lease which accounted for approximately 98% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2016, the Partnership had one lease which accounted for approximately 94% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2017, the Partnership had three leases which accounted for approximately 33%, 30%, and 20% of the Partnership’s income derived from finance leases. For the year ended December 31, 2016, the Partnership had four leases which accounted for approximately 38%, 16%, 14%, and 13% of the Partnership’s income derived from finance leases. For the year ended December 31, 2017, the Partnership had three notes/loans which accounted for approximately 20%, 14% and 13% of the Partnership’s interest income. For the year ended December 31, 2016, the Partnership had three notes/loans which accounted for approximately 15%, 12% and 11% of the Partnership’s interest income.

At December 31, 2017, the Partnership had three lessees which accounted for approximately 30%, 18% and 11% of the Partnership’s investment in finance leases. At December 31, 2016, the Partnership had four lessees which accounted for approximately 27%, 22%, 12% and 10% of the Partnership’s investment in finance leases. At December 31, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At December 31, 2016, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases.

At December 31, 2017, the Partnership had four notes which accounted for approximately 34%, 33%, 13% and 12% of the Partnership’s investment in equipment notes receivable. At December 31, 2016, the Partnership had four notes which accounted for approximately 26%, 24%, 23% and 10% of the Partnership’s investment in equipment notes receivable. At December 31, 2017, the Partnership had three loans which accounted for approximately 33%, 15% and 13% of the Partnership’s investment in collateralized loans receivable. At December 31, 2016, the Partnership had three loans which accounted for approximately 22%, 19% and 16% of the Partnership’s investment in collateralized loans receivable.

19. Geographic Information

Geographic information for revenue for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31, 2017
	United States	Europe	Mexico		Total
Revenue:
Rental income	$1,594,436	$—		$—	$1,594,436
Finance income	$2,034,798	$124,772		$—	$2,159,570
Interest income	$2,512,295	$1,691,916		$1,019,907	$5,224,118
Investment loss	$(6,435)	$—		$—	$(6,435)
Gain on asset sales	$120,601	$142,422	$		$263,023
Income from equipment investment in SPV	$—	$15,416,243		$—	$15,416,243

	Year Ended December 31, 2016
	United States	Europe	Mexico	Total
Revenue:
Rental income	$329,931	$—	$—	$329,931
Finance income	$967,123	$145,723	$—	$1,112,846
Interest income	$4,441,308	$6,741	$—	$4,448,049
Investment loss	$(932,193)	$—	$—	$(932,193)
Income from equipment investment in SPV	$—	$16,422,922	$—	$16,422,922

Geographic information for long-lived assets at December 31, 2017 and 2016 was as follows:

	December 31, 2017
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,116,760	$269,079	$—	$7,412,839
Investments in equipment subject to operating leases, net	$5,557,494	$—	$—	$5,557,494
Equipment notes receivable, including accrued interest	$12,668,268	$2,189,488	$2,000,000	$16,857,756
Equipment investment through SPV	$—	$34,094,204	$—	$34,094,204
Collateralized loan receivable, including accrued interest	$5,821,153	$21,788,885	$13,524,438	$41,134,476

	December 31, 2016
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,401,219	$345,581	$—	$7,746,800
Investments in equipment subject to operating leases, net	$356,703	$—	$—	$356,703
Equipment notes receivable, including accrued interest	$20,613,049	$7,524,960	$3,043,347	$31,181,356
Equipment investment through SPV	$—	$39,491,553	$—	$39,491,553
Collateralized loan receivable, including accrued interest	$6,187,165	$17,646,328	$5,524,364	$29,357,856

20. Revision of Prior Period Amounts

In preparing the Partnership’s consolidated financial statements for the year ended December 31, 2017, the Partnership discovered and corrected errors related to the accounting for non-controlling interest related to the consolidation of SQN Helo into the Partnership effective January 7, 2017. The non-controlling interest is held by SQN PAC an entity under common control and therefore the 25% equity interest held by the entity under common control should not be recorded as a non-controlling interest.

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Partnership evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required.

The above errors resulted in an increase in due to SQN PAC of $194,489 and a decrease of non-controller interest in consolidated entities of $194,489 as reported in the quarterly unaudited condensed consolidated balance sheets as of March 31, 2017, June 30, 2017 and September 30, 2017.

21. Commitments and Contingencies

As of December 31, 2017, the Partnership does not have any unfunded commitments for any investments.

22. Subsequent Events

On February 9, 2018, the Partnership received cash payment of $1,309,494 from the wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

On February 28, 2018, the Loan Note Instruments were cancelled and replaced with a Loan Note Instrument of €5,167,426, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2017, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2017, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

There were no additional material changes in our General Partner’s or our Investment Manager’s internal control over financial reporting during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

Name	Age	Position
Jeremiah J. Silkowski	43	President and Chief Executive Officer

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

Name	Age	Position
Jeremiah J. Silkowski	43	President and Chief Executive Officer
Jim Modak	60	Chief Financial Officer

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2017
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$1,500,000
			$1,500,000

(1) Amount charged directly to operations.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We made a cash distribution of $0 and $0 to our General Partner during the year ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, we accrued $29,565 and $57,256, respectively, for distributions payable to our General Partner. For the years ended December 31, 2017 and 2016, the General Partner’s 1% interest in our net loss was $83,665 and $36,287, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a	We do not have any securities authorized for issuance under any equity compensation plan.

b	We have no Limited Partner who owns over 5% of our Units at December 31, 2017.

c.	As of March 29, 2018, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2017 and 2016 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
Description of fees	2017	2016
Audit fees (1)	$134,250	$120,000
Tax compliance fees	85,000	59,500
Other related fees	-	27,500

	$219,250	$207,000

(1) Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

	a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

		i)	Report of Independent Registered Public Accounting Firm

		ii)	Consolidated Balance Sheets at December 31, 2017 and 2016

		iii)	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

		iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2017 and 2016

		v)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

		vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2017 and 2016

b)	Listing of Exhibits:

31.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following financial statements from SQN AIV IV L.P.’s annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF IVGP, LLC

General Partner of the Registrant

April 2, 2018

/s/ jeremiah silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

