Form 10-Q
period 2018-03-31
SQN AIF IV, L.P.
filed 2018-05-15
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

At May 15, 2018, there were 74,527.94 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets

Cash and cash equivalents	$1,246,507	$1,284,883
Investments in finance leases, net	6,408,619	7,412,839
Investments in equipment subject to operating leases, net	5,234,616	5,557,494
Equipment notes receivable, including accrued interest of $401,948 and $360,486	16,592,531	16,857,756
Residual value investment in equipment on lease	2,775,060	2,775,060
Initial direct costs, net of accumulated amortization of $413,114 and $392,133	191,397	213,377
Collateralized loans receivable, including accrued interest of $945,279 and $3,121,623	40,516,713	41,134,476
Equipment investment through SPV	33,390,178	34,094,204
Other assets	3,096,021	2,611,981
Total Assets	$109,451,642	$111,942,070

Liabilities and Partners’ Equity
Liabilities:
Loans payable	$67,392,975	$68,044,254
Accounts payable and accrued liabilities	2,616,413	2,853,578
Deferred revenue	957,261	395,415
Distributions payable to General Partner	129,573	114,681
Due to SQN Portfolio Acquisition Company, LLC	194,489	194,489
Security deposits payable	74,581	74,581
Total Liabilities	71,365,292	71,676,998

Commitments and Contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	34,316,028	36,454,353
General Partner	(311,407)	(289,959)
Total Partners’ Equity attributable to the Partnership	34,004,621	36,164,394

Non-controlling interest in consolidated entities	4,081,729	4,100,678

Total Equity	38,086,350	40,265,072
Total Liabilities and Partners’ Equity	$109,451,642	$111,942,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31
	2018	2017

Revenue:
Rental income	$252,000	$511,467
Finance income	376,929	557,661
Interest income	1,441,818	1,514,464
Income from equipment investment through SPV	4,131,578	3,364,649
Investment loss from equity method investments	-	(5,970)
Gain on sale of assets	-	247,637
Other income	323	13,418
Total Revenue	6,202,648	6,203,326
Provision for lease, note, and loan losses	752,611	-
Revenue less provision for lease, note, and loan losses	5,450,037	6,203,326

Expenses:
Management fees - Investment Manager	375,000	375,000
Depreciation and amortization	344,858	711,365
Professional fees	117,505	178,967
Administration expense	15,256	14,425
Interest expense	1,133,890	1,295,655
Other expenses	6,378	16,493
Expenses from equipment investment through SPV (including depreciation expense of approximately $677,000 and $725,000 for the three months ending March 31, 2018 and 2017, respectively)	4,321,068	4,775,829
Total Expenses	6,313,955	7,367,734
Foreign currency transaction gains	(189,925)	(109,918)
Net loss	(673,993)	(1,054,490)

Net loss attributable to non-controlling interest in consolidated entities	(18,359)	(227,724)
Net loss attributable to the Partnership	$(655,634)	$(826,766)

Net loss attributable to the Partnership
Limited Partners	$(649,078)	$(818,498)
General Partner	(6,556)	(8,268)
Net loss attributable to the Partnership	$(655,634)	$(826,766)

Weighted average number of limited partnership interests outstanding	74,527.94	74,965.07

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(8.71)	$(10.92)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Changes in Partners’ Equity (Unaudited)

Three Months Ended March 31, 2018

	Limited Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest

Balance, January 1, 2018	74,966.07	40,265,072	(289,959)	36,454,353	4,100,678

Net loss	-	(673,993)	(6,556)	(649,078)	(18,359)
Distributions to partners	-	(1,504,139)	(14,892)	(1,489,247)	-
Redemption of non-controlling interest	-	(590)	-	-	(590)

Balance, March 31, 2018	74,527.94	$38,086,350	$(311,407)	$34,316,028	$4,081,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(673,993)	$(1,054,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(376,929)	(557,661)
Accrued interest income	(1,337,316)	(1,228,151)
Investment loss from equity method investments	-	5,970
Provision for lease, note, and loan losses	752,611	-
Depreciation and amortization	344,858	711,365
Gain on sale of assets	-	(247,637)
Foreign currency transaction gains	(189,374)	(109,446)
Change in operating assets and liabilities:
Minimum rents receivable	1,603,158	1,630,348
Accrued interest income	1,992,974	645,971
Other assets	(484,040)	(166,668)
Accounts payable and accrued liabilities	(237,165)	870,119
Deferred revenue	(114,433)	(172,546)
Accrued interest on note payable	531,752	47,238
Net cash provided by operating activities	1,812,103	374,412

Cash flows from investing activities:
Purchase of finance leases	(173,009)	-
Cash received from residual value investments of equipment subject to lease	-	85,093
Cash paid for initial direct costs	-	(32,602)
Cash paid for collateralized loans receivable	(580,216)	(4,094,945)
Cash received from collateralized loans receivable	1,240,002	134,313
Proceeds from sale of leased assets and equipment notes	-	13,955,820
Equipment investment through SPV	704,026	729,334
Cash paid for equipment notes receivable	(752,611)	-
Repayment of equipment notes receivable	384,197	911,225
Net cash provided by investing activities	822,389	11,688,238

Cash flows from financing activities:
Cash received from loan payable	-	134,720
Repayments of loan payable	(1,183,031)	(3,110,032)
Cash paid to financial institutions for equipment notes payable	-	(3,352,462)
Cash received from non-controlling interest contribution	-	2,007,203
Cash paid for Limited Partner distributions	(1,489,247)	(2,975,381)
Cash paid for Initial Limited Partners contribution redemption	-	(22,365)
Retained loss of non-controlling interest to consolidated entities	-	(1,812,714)
Cash paid for non-controlling interest distributions	(590)	-
Net cash used in financing activities	(2,672,868)	(9,131,031)

Net (decrease) increase in cash and cash equivalents	(38,376)	2,931,619
Cash and cash equivalents, beginning of period	1,284,883	2,042,423
Cash and cash equivalents, end of period	$1,246,507	$4,974,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Supplemental disclosure of other cash flow information:
Cash paid for interest	$530,482	$1,018,320

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$14,892	$14,711
Increase in operating and finance leases due to consolidation	$-	$(13,232,709)
Increase in equipment notes and loans payable due to consolidation	$-	$12,915,099
Increase in collateralized loans receivable	$(676,279)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2018 and 2017

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

On January 7, 2015, the Partnership acquired a junior participation interest in a portfolio of eight helicopters for $1,500,000. The Partnership, SQN PAC, SQN Asset Finance Income Fund Limited (“SQN AFIF”), a Guernsey incorporated closed ended investment company, a fund managed by the Partnership’s Investment Manager and a third party formed a special purpose entity SQN Helo whose sole purpose is to acquire the helicopter portfolio. SQN Helo is the sole owner of eight special purpose entities each of which own a helicopter. The purchase price of the helicopter portfolio was approximately $23,201,000 comprised of approximately $11,925,000 of cash payments and the assumption of approximately $11,276,000 of nonrecourse indebtedness. SQN PAC also acquired a junior participation interest in SQN Helo for $1,500,000. The senior participation interests in SQN Helo were acquired by SQN AFIF and the third party. The Partnership and SQN PAC each owned 50% of SQN Helo. The Partnership accounted for its investment in SQN Helo using the equity method. In November 2016, a lessee of five helicopters filed for bankruptcy protection under Chapter 11 and restructured the leases. As of December 31, 2016, the Partnership had advanced a total of $1,465,000. On January 19, 2017, the Partnership bought a debt position of a third party lender to SQN Helo for $3,325,506, which increased the Partnership’s controlling financial interest in SQN Helo to 76%. On September 29, 2017 and June 30, 2017, the Partnership received a distribution from SQN Helo of $249,287 and $250,000, respectively, which decreased the Partnership’s controlling financial interest in SQN Helo to 75%. As a result of the increase in the Partnership’s controlling financial interest and since the Partnership bears the primary risks and rewards of SQN Helo, the Partnership consolidates SQN Helo into the condensed consolidated financial statements. SQN PAC owns a 25% share of SQN Helo which is presented as due to SQN Portfolio Acquisition Company, LLC on the condensed consolidated financial statements.

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

During the three months ended March 31, 2018, the Partnership declared and made cash distributions to its Limited Partners totaling $1,489,247. The Partnership did not make a cash distribution to the General Partner during the three months ended March 31, 2018; and accrued $14,892 for distributions due to the General Partner which resulted in a distributions payable to General Partner of $129,573 at March 31, 2018.

From May 29, 2013 through March 31, 2018, the Partnership has admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. The Partnership received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements of SQN AIF IV, L.P. and Subsidiaries at March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements of the Partnership for the year ended December 31, 2017 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018.

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

Variable interests are investments or other interests that absorb portions of a variable interest entity’s (“VIE”) expected losses or receive portions of the Partnership’s expected residual returns and are contractual, ownership, or other pecuniary interests in a VIE that change with changes in the fair value of the VIE. An entity is considered to be a VIE if any of the following conditions exist. (1) The total equity investment at risk is insufficient to permit the legal entity to finance its activities without additional subordinated financial support; or (2) As a group, the holders of equity investments at risk lack any of the three characteristics of a controlling financial interest: (a) The direct or indirect ability through voting or similar rights to make decisions that have a significant effect on the success of the legal entity. The equity holders at risk are deemed to lack this characteristic if: i. the voting rights of some investors are not proportional to their obligation to absorb the expected losses of the legal entity or rights to receive expected residual returns; and ii. substantially all of the legal entity’s activities are either involved with or are conducted on behalf of an investor that has disproportionately few voting rights (b) The obligation to absorb the expected losses of the legal entity or (c) The right to receive the expected residual returns of the legal entity. An entity that is determined to be a VIE is required to be condensed consolidated by its primary beneficiary. The primary beneficiary of a VIE is determined to be the party that has both the power to direct the activities that most significantly affect the VIE’s economic performance (“Power”) and the obligation to absorb losses of, or the right to receive benefits from the VIE, that could potentially be significant to the VIE (“Benefits”). The determination of whether a reporting entity is the primary beneficiary involves complex and subjective analyses.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At March 31, 2018, a reserve was required for an equipment notes receivables and a reserve for losses was recorded, there is a provision for lease, note and loan losses of $752,611. At December 31, 2017, a reserve was required for a finance lease, equipment notes receivables and an equity method investment and a reserve for losses was recorded, there is a provision for lease, note and loan losses of $3,001,573.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU No 2016-15 and has determined there was no significant impact on its condensed interim consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets, and makes targeted changes to lessor accounting. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its condensed interim consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the condensed consolidated financial statements.

3.	Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at March 31, 2018 and December 31, 2017.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the three months ended March 31, 2018 and 2017, the Partnership paid $375,000 in management fee expense to the Investment Manager.

Securities is a Delaware limited liability company and in its capacity as the Partnership’s selling agent received an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership received from the sale of the Partnership’s Units to the General Partner or its affiliates).

For the three months ended March 31, 2018 and year ended December 31, 2017, the Partnership incurred no underwriting discounts or fees, and made no payments to Securities as the offering period concluded on April 2, 2016.

4.	Investments in Finance Leases

At March 31, 2018 and December 31, 2017, net investment in finance leases consisted of the following:

	March 31, 2018	December 31, 2017
	(unaudited)
Minimum rents receivable	$5,264,870	$6,639,597
Estimated unguaranteed residual value	2,042,684	2,003,757
Unearned income	(898,935)	(1,230,515)
Total	$6,408,619	$7,412,839

Aircraft

In connection with the consolidation of SQN Helo, the Partnership holds two helicopter finance leases with two different third parties. As of December 31, 2016, these finance leases has a net book value of $3,378,129. One finance lease requires 18 monthly payments of $79,167 which commenced in August 2016. Upon expiration of an operating lease in August 2017, the lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. This finance lease requires 24 monthly payments of $79,167 which commenced in August 2017. The other finance lease requires 48 monthly payments of $32,500 commencing in April 2017. At March 31, 2018, there were no significant changes to these leases.

Aircraft Parts Equipment

In December 2016, the lease agreement for aircraft rotable parts equipment for approximately $775,000 was amended and extended for an additional 18 months. The amended finance leases require 18 monthly payments in aggregate of $90,116 commencing on December 16, 2016. At March 31, 2018, there were no significant changes to this lease.

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 which commenced on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016. At March 31, 2018, there were no significant changes to these leases.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950. At March 31, 2018, there were no significant changes to this lease.

Anaerobic Digestion Plant

On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced (as described in Note 6) and the Partnership reclassified the equipment note to investment in finance lease. The lease requires 20 quarterly payments of £41,616 ($59,823 applying exchange rate of 1.4375 at May 16, 2016) began on April 30, 2016. At March 31, 2018, there were no significant changes to this lease.

Computer Networking Equipment

On September 1, 2015, the Partnership entered into a finance lease transaction for computer networking equipment for $446,677 (“Comp Net 1”). The Comp Net 1 finance lease requires 36 monthly payments of $14,195. On October 30, 2015, the Partnership entered into a second finance lease transaction for computer networking equipment for $297,689 (“Comp Net 2”). The Comp Net 2 finance lease requires 36 monthly payments of $9,460. On December 29, 2015, the Partnership entered into a third finance lease transaction for computer networking equipment for $389,266 (“Comp Net 3”). The Comp Net 3 finance lease requires 36 monthly payments of $12,456. On December 30, 2015, the Partnership assigned the Comp Net 1 and Comp Net 2 finance leases to Juliet. On March 30, 2017, the Partnership sold the Comp Net 3 finance lease to a third party for cash proceeds of $250,696. The finance lease had a net book value of $248,240 resulting in a U.S. GAAP gain of $2,456. On March 15, 2018, the Partnership purchased the Comp Net 3 finance lease for $93,230 (cash of $173,009 less $79,779 debt forgiveness). The Comp Net 3 finance lease has 8 remaining monthly payments of $12,456.

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At March 31, 2018, there were no significant changes to this lease.

Medical Equipment

On March 31, 2014, the Partnership entered into a finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. On December 30, 2015, the Partnership assigned this finance lease to Juliet. The finance lease terminated on March 31, 2018.

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

March 31, 2018:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Aircraft (Helicopters)	$9,432,030	$4,197,414	$5,234,616
	$9,432,030	$4,197,414	$5,234,616

December 31, 2017:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft (Helicopters)	$9,432,030	$3,874,536	$5,557,494
	$9,432,030	$3,874,536	$5,557,494

Depreciation expense for the three months ended March 31, 2018 was $322,878.

6.	Equipment Notes Receivable

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment. On January 18, 2017, the Partnership entered into an assignment agreement to sell the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,021,250 ($3,893,165 principal and $128,085 accrued interest). On March 29, 2017, the Partnership entered into an assignment agreement to repurchase the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,107,294 ($3,893,165 principal and $214,129 purchase interest). On April 17, 2017, the borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received monthly payments in accordance with terms from this borrower through February 28, 2017. As of March 31, 2018, the March 2017 through March 2018 monthly payments are outstanding, therefore this loan facility is in non-accrual status as a result of the bankruptcy and of non-payment. As of March 31, 2018 and December 31, 2017, the Partnership placed a reserve on this asset of $752,611 and $1,022,742, respectively.

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

For the three months ended March 31, 2018, the equipment notes earned interest income of $134,259.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the three months ended March 31, 2018, the equipment notes earned interest income of $9,768.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. On December 29, 2015, Juliet advanced a total of $2,974,000 to the Just Loans borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the Just Loans borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the Just Loans borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the Just Loans borrowers. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017 and on April 28, 2017, the Partnership advanced a total of $374,610 and $370,187, respectively, to the Just Loans borrowers. For the three months ended March 31, 2018, the equipment note earned interest income of $286,542.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789, and is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018. For the three months ended March 31, 2018, the equipment note earned interest income of $106.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. For the three months ended March 31, 2018, the equipment note earned interest income of $1,429.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the three months ended March 31, 2018, the equipment notes earned interest income of $3,053.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three months ended March 31, 2018, the equipment notes earned interest income of $12,048.

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

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three months ended March 31, 2018, the medical equipment note earned interest income of $10,068.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matured in January 2018. For the three months ended March 31, 2018, the equipment note earned interest income of $5,184.

The future maturities of the Partnership’s equipment notes receivable at March 31, 2018 are as follows:

Years ending March 31, (unaudited)

2019	6,725,646
2020	3,676,755
2021	3,005,775
2022	2,223,432
2023	558,975
$16,190,583

7.	Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of March 31, 2018, the Partnership had advanced a net total of $2,775,060.

8.	Collateralized Loan Receivable

On July 20, 2017, the Partnership, through Juliet, provided secured financing in the amount of $3,867,435 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three months ended March 31, 2018, the loan facility earned interest income of $114,434.

On September 23, 2016, the Partnership, through Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three months ended March 31, 2018, the loan facility earned interest income of $40,694.

On September 12, 2016, the Partnership, through Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three months ended March 31, 2018, the loan facility earned interest income of $65,548.

From July 21, 2016 through December 31, 2017, the Partnership funded a total of $12,342,624 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. During the three months ended March 31, 2018, the Partnership funded an additional total of $580,216 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. During the three months ended March 31, 2018, the Partnership received total payments of principal and interest of $2,004,158 from this wholesale financing arrangement. For the three months ended March 31, 2018, the loans earned interest income of $313,562.

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three months ended March 31, 2018, the loan facility earned interest income of $57,215.

On April 25, 2016, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s loan facility. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604. In March 2017, the Partnership received total payments of $335,644. In August 2017, the Partnership received total payments of $305,550. In February 2018, the Partnership received total payments of $278,919. For the three months ended March 31, 2018, the promissory notes earned interest income of $56,897.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Alpha Participation A”), the Partnership (“Alpha Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Alpha Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Alpha Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Alpha Participation A’s interest is senior to Alpha Participation B’s interest. For the three months ended March 31, 2018, the Alpha Participation B earned interest income of $32,245.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument matures on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. As of March 31, 2018 and December 31, 2017, the Loan Note Principal balance was $4,148,419. On February 28, 2018, the Loan Note Instruments were cancelled and replaced with a Loan Note Instrument of €5,167,426, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019. For the three months ended March 31, 2018, the Loan Note Instruments earned interest income of $171,507.

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024. For the three months ended March 31, 2018, the promissory notes earned interest income of $55,000.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

9.	Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN PAC, and a third party formed a special purpose entity, Informage SQN Technologies, LLC (“Informage SQN”), a limited liability company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of December 31, 2016, the Partnership has advanced a total of $1,357,622 and received total repayments of $690,936. As of December 31, 2017, the Partnership placed a reserve on this investment of $537,754. As of March 31, 2018, the Partnership has an investment balance of $0.

10.	Equipment Investment through SPV

On December 16, 2015, Marine, a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder, which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of March 31, 2018, the Partnership has an aggregate investment balance of $33,390,178 consisting of feeder vessels of $31,041,014, drydocking fees of $2,133,807 and inventory supplies of $215,357.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the three months ended March 31, 2018, CONT Feeder recorded income of approximately $4,132,000 from charter rental fees less total expenses of $4,322,000, consisting of ship operating expenses, of approximately $2,552,000, ship management fees and charter commissions fees of approximately $424,000, general and administrative expenses, of approximately $424,000, depreciation expense, of approximately $677,000 and interest expense of approximately $245,000 resulting in a net loss of approximately $190,000.

11.	Other Assets

Other assets of $3,096,021 is primarily made up of $1,874,548 related to the Partnership’s Equipment Investment through SPV and of $597,250 related to equipment held off lease by SQN Helo.

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

In connection with the acquisition of container vessels, CONT Feeder borrowed $14,375,654 from third parties. As of March 31, 2018, the CONT Feeder loan payable was $10,203,742.

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

13.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Equipment notes receivable	$16,190,583	$16,190,583	$16,497,270	$16,497,270
Collateralized loans receivable	$39,571,434	$39,571,434	$38,012,853	$38,0125,853
Liabilities:
Loans payable	$67,392,975	$67,392,975	$68,044,254	$68,044,254

As of March 31, 2018, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

14.	Business Concentrations

For the three months ended March 31, 2018, the Partnership had one lease which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2017, the Partnership had two lessees which accounted for approximately 49% and 47% of the Partnership’s rental income derived from operating leases. For the three months ended March 31, 2018, the Partnership had three leases which accounted for approximately 49%, 19%, and 19% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2017, the Partnership had three leases which accounted for approximately 35%, 31% and 21% of the Partnership’s income derived from finance leases. For the three months ended March 31, 2018, the Partnership had three notes/loans which accounted for approximately 22%, 20% and 12% of the Partnership’s interest income. For the three months ended March 31, 2017, the Partnership had four leases which accounted for approximately 22%, 12%, 12%, and 10% of the Partnership’s interest income.

At March 31, 2018, the Partnership had three lessees which accounted for approximately 29%, 26%, 18% and 13% of the Partnership’s investment in finance leases. At March 31, 2017, the Partnership had four lessees which accounted for approximately 22%, 19%, 18% and 10% of the Partnership’s investment in finance leases. At March 31, 2018, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At March 31, 2017, the Partnership had two lessees which accounted for approximately 68% and 29% of the Partnership’s investment in operating leases. At March 31, 2018, the Partnership had four notes which accounted for approximately 35%, 31%, 14% and 12% of the Partnership’s investment in equipment notes receivable. At March 31, 2017, the Partnership had three lessees which accounted for approximately 36%, 30% and 16% of the Partnership’s investment in equipment notes receivable. At March 31, 2018, the Partnership had four loans which accounted for approximately 31%, 16%, 16% and 10% of the Partnership’s investment in collateralized loans receivable. At March 31, 2017, the Partnership had three lessees which accounted for approximately 25%, 19% and 15% of the Partnership’s investment in collateralized loans receivable. At March 31, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases.

15.	Geographic Information

Geographic information for revenue for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31, 2018
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$252,000	$—	$—	$252,000
Finance income	$350,782	$26,147	$—	$376,929
Interest income	$392,303	$735,953	$313,562	$1,441,818
Income from equipment investment in SPV	$—	$4,131,578	$—	$4,131,578

	Three Months Ended March 31, 2017
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$511,467	$—	$—	$511,467
Finance income	$523,558	$34,103	$—	$557,661
Interest income	$1,514,464	$—	$—	$1,514,464
Investment loss from equity method investments	$(5,970)	$—	$—	$(5,970)
Gain on sale of assets	$105,215	$142,422	$—	$247,637
Income from equipment investment through SPV	$—	$3,364,649	$—	$3,364,649

Geographic information for long-lived assets at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Long-lived assets:
Investment in finance leases, net	$5,272,698	$1,135,921	$—	$6,408,619
Investments in equipment subject to operating leases, net	$5,234,616	$—	$—	$5,234,616
Equipment notes receivable, including accrued interest	$12,266,939	$2,325,592	$2,000,000	$16,592,531
Equipment investment through SPV	$—	$33,390,178	$—	$33,390,178
Collateralized loan receivable, including accrued interest	$5,599,132	$22,503,523	$12,414,058	$40,516,713

	December 31, 2017
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,116,760	$269,079	$—	$7,412,839
Investments in equipment subject to operating leases, net	$5,557,494	$—	$—	$5,557,494
Equipment notes receivable, including accrued interest	$12,668,268	$2,189,488	$2,000,000	$16,857,756
Equipment investment through SPV	$—	$34,094,204	$—	$34,094,204
Collateralized loan receivable, including accrued interest	$5,821,153	$21,788,885	$13,524,438	$41,134,476

16.	Subsequent Events

On April 30, 2018, the Partnership funded an additional $604,720 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

Item 2. General Partner’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or similar terms include SQN AIF IV, L.P. and its subsidiaries.

The following is a discussion of our current financial position and results of operations. This discussion should be read together with the financial statements and notes in our Form 10-K, filed on March 31, 2018. This discussion should also be read in conjunction with the disclosures below regarding “Forward-Looking Statements” and the “Risk Factors” set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Recent Significant Transactions

International Leasing Company

During the three months ended March 31, 2018, the Partnership funded an additional total of $580,216 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases.

Critical Accounting Policies

An understanding of our critical accounting policies is necessary to understand our financial results. The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our General Partner and our Investment Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates will primarily include the determination of allowance for notes and leases, depreciation and amortization, impairment losses and the estimated useful lives and residual values of the leased equipment we acquire. Actual results could differ from those estimates.

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

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Our revenue for the three months ended March 31, 2018 as compared to three months ended March 31, 2017 is summarized as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$252,000	$511,467
Finance income	376,929	557,661
Interest income	1,441,818	1,514,464
Income from equipment investment through SPV	4,131,578	3,364,649
Investment loss from equity method investments	—	(5,970)
Gain on sale of assets	—	247,637
Other income	323	13,418
Total Revenue	$6,202,648	$6,203,326
Provision for lease, note, and loan losses	752,611	—
Revenue less provision for lease, note, and loan losses	$5,450,037	$6,203,326

For the three months ended March 31, 2018, we earned $252,000 in rental income primarily from various operating leases of helicopters from SQN Helo. We also recognized $1,441,818 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $376,929 in finance income from various finance leases. We also recognized income of $4,131,578 from our equipment investment through SPV. We also incurred a provision for lease, note, and loan losses of $752,611 as a result of an impairment loss on an equipment notes receivables during the three months ended March 31, 2018. The minimal decrease in our total revenue in 2018 as compared to 2017 is a result of the decrease in our rental, finance and interest income in 2018 compared to 2017 offset by an increase in income from our equipment investment through SPV from the Marine transaction.

Our expenses for the three months ended March 31, 2018 (“2018 Quarter”) as compared to three months ended March 31, 2017 (“2017 Quarter”) are summarized as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Depreciation and amortization	344,858	711,366
Professional fees	117,505	178,967
Administration expense	15,256	14,425
Interest expense	1,133,890	1,295,655
Other expenses	6,378	16,493
Expenses from equipment investment through SPV (including depreciation expense of approx. $725,000)	4,321,068	4,775,829
Total Expenses	$6,313,955	$7,367,734

Foreign currency transaction gains	$(189,925)	$(109,918)

For the three months ended March 31, 2018 and 2017 we incurred $6,313,955 and $7,367,734 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2018 as compared to 2017. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $344,858 in depreciation and amortization expense. We also incurred $117,505 in professional fees. In conjunction with the Marine, Juliet and Helo transactions, we assumed approximately $17,104,000, $26,600,000 and $9,300,000, respectively in loans payable with various third parties which resulted in $1,133,890 in interest expense during the three months ended March 31, 2018. We also incurred expenses of $4,321,068 from our equipment investment through SPV. The decrease in depreciation and amortization in 2018 as compared to 2017 is a result of the decrease in operating leases during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net Income

As a result of the factors discussed above, we reported a net loss for the three months ended March 31, 2018 of $673,993, prior to the allocation for non-controlling interest as compared to a net loss of $1,054,490 for the 2017 Quarter. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the three months ended March 31, 2018, the non-controlling interest recognized net income of $590 due to its interest in Alpha and a net loss of $18,949 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$1,812,103	$374,412
Investing activities	$822,389	$11,688,238
Financing activities	$(2,672,868)	$(9,131,031)

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

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2018 was $1,812,103 and was primarily driven by the following factors; (i) an increase of approximately $1,603,000 in minimum rents receivable for finance leases acquired primarily from consolidation of SQN Helo (ii) interest payments received of approximately $1,993,000 from equipment notes and collateralized loans receivable (iii) an increase in accrued interest on note payable of approximately $532,000, (iv) depreciation and amortization expense of approximately $345,000 and (v) an increase in provision for lease, note and loan losses of $752,611. Offsetting these fluctuations was a net loss for the three months ended March 31, 2018 of approximately $674,000, as well as increases in finance accrued interest of approximately $377,000, an increase in accrued interest receivable of approximately $1,337,000 and a decrease in accounts payable and accrued liabilities of approximately $237,000 from the Marine transaction. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that we will generate greater net cash inflows from operations principally from interest payments received from equipment notes receivable and from rental payments received from lessees.

Investing Activities

Cash provided by investing activities was $822,389 for the three months ended March 31, 2018. This was related to our equipment investment through SPV of approximately $704,000. We paid approximately $580,000 for the acquisition of our collateralized loans receivable and received approximately $1,240,000 from our collateralized loans receivable. We also paid cash of approximately $173,000 for the purchase of a finance lease. We also paid cash of approximately $753,000 for equipment notes receivable and the borrowers of our equipment notes receivable repaid approximately $384,000 during the period.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2018 was $2,672,868 and was primarily due to principal payments of approximately $1,183,000 on loans with unrelated lenders and payments for distributions totaling approximately $1,489,000.

Distributions

During the three months ended March 31, 2018, we made cash distributions to our Limited Partners totaling $1,489,247. We did not make a cash distribution to the General Partner during the three months ended March 31, 2018; and accrued $14,892 for distributions due to the General Partner which resulted in a distributions payable to General Partner of $129,573 at March 31, 2018.

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

Contractual Obligations

None.

Subsequent Events

On April 30, 2018, the Partnership funded an additional $604,720 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of March 31, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

May 15, 2018

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

