Form 10-Q
period 2018-06-30
SQN AIF IV, L.P.
filed 2018-08-14
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

At August 14, 2018, there were 74,527.94 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets

Cash and cash equivalents	$2,553,658	$1,284,883
Investments in finance leases, net	5,533,264	7,412,839
Investments in equipment subject to operating leases, net	4,911,738	5,557,494
Equipment notes receivable, including accrued interest of $553,878 and $360,486	16,469,597	16,857,756
Residual value investment in equipment on lease	2,775,060	2,775,060
Initial direct costs, net of accumulated amortization of $434,248 and $392,133	169,263	213,377
Collateralized loans receivable, including accrued interest of $801,689 and $3,121,623	39,439,758	41,134,476
Equipment investment through SPV	32,754,324	34,094,204
Other assets	2,927,478	2,611,981
Total Assets	$107,534,140	$111,942,070

Liabilities and Partners’ Equity
Liabilities:
Loans payable	$66,961,933	$68,044,254
Equipment notes payable, non-recourse	-	-
Accounts payable and accrued liabilities	2,707,451	2,853,578
Deferred revenue	841,556	395,415
Distributions payable to Limited Partners	-	-
Distributions payable to General Partner	129,573	114,681
Due to SQN Portfolio Acquisition Company, LLC	194,489	194,489
Security deposits payable	74,581	74,581
Total Liabilities	70,909,583	71,676,998

Commitments and Contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	32,857,519	36,454,353
General Partner	(326,140)	(289,959)
Total Partners’ Equity attributable to the Partnership	32,531,379	36,164,394

Non-controlling interest in consolidated entities	4,093,178	4,100,678

Total Equity	36,624,557	40,265,072
Total Liabilities and Partners’ Equity	$107,534,140	$111,942,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2018	2017	2018	2017

Revenue:
Rental income	$252,000	$498,809	$504,000	$1,010,276
Finance income	338,250	473,785	715,179	1,031,446
Interest income	1,143,391	1,234,232	2,585,209	2,748,696
Income from equipment investment through SPV	4,471,620	3,672,537	8,603,198	7,037,186
Investment loss from equity method investments	-	(5,970)	-	(11,940)
Gain on sale of assets	-	15,386	-	263,023
Other income	570	13,419	893	26,837
Total Revenue	6,205,831	5,902,198	12,408,479	12,105,524
Provision for lease, note, and loan losses	732,556	-	1,485,167	-
Revenue less provision for lease, note, and loan losses	5,473,275	5,902,198	10,923,312	12,105,524

Expenses:
Management fees - Investment Manager	375,000	375,000	750,000	750,000
Depreciation and amortization	345,012	603,294	689,870	1,314,659
Professional fees	88,158	158,181	205,663	337,148
Administration expense	19,291	24,707	34,547	39,132
Interest expense	1,138,016	1,238,861	2,271,906	2,534,516
Other expenses	113,971	22,332	120,349	38,825
Expenses from equipment investment through SPV (including depreciation expense of approximately $676,000 and $1,353,000 for the three and six months ending June 30, 2018, respectively)	4,357,121	4,831,316	8,678,189	9,607,145
Total Expenses	6,436,569	7,253,691	12,750,524	14,621,425
Foreign currency transaction (gains) losses	497,902	(116,611)	307,977	(226,529)
Net loss	(1,461,196)	(1,234,882)	(2,135,189)	(2,289,372)

Net loss attributable to non-controlling interest in consolidated entities	12,046	(195,077)	(6,313)	(422,801)
Net loss attributable to the Partnership	$(1,473,242)	$(1,039,805)	$(2,128,876)	$(1,866,571)

Net loss attributable to the Partnership
Limited Partners	$(1,458,510)	$(1,029,407)	$(2,107,587)	$(1,847,905)
General Partner	(14,732)	(10,398)	(21,289)	(18,666)
Net loss attributable to the Partnership	$(1,473,242)	$(1,039,805)	$(2,128,876)	$(1,866,571)

Weighted average number of limited partnership interests outstanding	74,527.94	74,965.07	74,527.94	74,965.07

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(19.57)	$(13.73)	$(28.28)	$(24.65)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Changes in Partners’ Equity (Unaudited)

Six Months Ended June 30, 2018

	Limited
	Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest

Balance, January 1, 2018	74,966.07	40,265,072	(289,959)	36,454,353	4,100,678
Net loss	-	(2,135,189)	(21,289)	(2,107,587)	(6,313)
Distributions to partners	-	(1,504,139)	(14,892)	(1,489,247)	-
Redemption of non-controlling interest	-	(1,187)	-	-	(1,187)

Balance, June 30, 2018	74,966.07	$36,624,557	$(326,140)	$32,857,519	$4,093,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,135,189)	$(2,289,372)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	(715,179)	(1,031,446)
Accrued interest income	(2,375,045)	(2,356,730)
Investment loss from equity method investments	-	11,940
Provision for lease, note, and loan losses	1,485,167	-
Depreciation and amortization	689,870	1,314,659
Gain on sale of assets	-	(263,023)
Foreign currency transaction losses (gains)	305,816	(225,852)
Change in operating assets and liabilities:
Minimum rents receivable	2,795,534	2,811,604
Accrued interest income	3,000,343	896,901
Other assets	(315,497)	(81,926)
Accounts payable and accrued liabilities	(146,127)	629,112
Deferred revenue	(230,138)	(172,546)
Accrued interest on note payable	1,105,482	547,421
Net cash provided by (used in) operating activities	3,465,037	(209,258)

Cash flows used in investing activities:
Purchase of finance leases	(173,009)	-
Cash received from residual value investments of equipment subject to lease	-	85,093
Cash paid for initial direct costs	-	(32,602)
Cash paid for collateralized loans receivable	(6,490,651)	(6,274,182)
Cash received from collateralized loans receivable	7,752,897	194,550
Proceeds from sale of leased assets and equipment notes	-	14,700,768
Equipment investment through SPV	1,339,880	1,479,450
Cash paid for equipment notes receivable	(1,485,167)	(370,187)
Repayment of equipment notes receivable	538,025	1,095,159
Net cash provided by investing activities	1,481,975	10,878,049

Cash flows from financing activities:
Cash received from loan payable	-	326,268
Repayments of loan payable	(2,187,803)	(5,664,568)
Cash paid to financial institutions for equipment notes payable	-	(3,585,274)
Cash received from non-controlling interest contribution	-	2,007,203
Cash paid for Limited Partner distributions	(1,489,247)	(2,975,380)
Cash paid for Initial Limited Partners contribution redemption	-	(99,824)
Retained loss of non-controlling interest to consolidated entities	-	(1,812,714)
Cash paid for non-controlling interest distributions	(1,187)	(596)
Net cash used in financing activities	(3,678,237)	(11,804,885)

Net increase (decrease) in cash and cash equivalents	1,268,775	(1,136,094)
Cash and cash equivalents, beginning of period	1,284,883	2,042,423
Cash and cash equivalents, end of period	$2,553,658	$906,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

Supplemental disclosure of other cash flow information:
Cash paid for interest	$1,022,315	$1,485,329

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in lease purchase agreement	$-	$3,669,521
Distributions payable to General Partner	$14,892	$29,565
Distributions payable to Limited Partners	$-	$1,485,435
Increase in operating and finance leases due to consolidation	$-	$(13,232,709)
Increase in equipment notes and loans payable due to consolidation	$-	$12,915,099
Increase in collateralized loans receivable	$(676,279)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2018 and 2017

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

During the six months ended June 30, 2018, the Partnership declared and made cash distributions to its Limited Partners totaling $1,489,247. The Partnership did not make a cash distribution to the General Partner during the six months ended June 30, 2018; and accrued $14,892 for distributions due to the General Partner which resulted in a distributions payable to General Partner of $129,573 at June 30, 2018.

From May 29, 2013 through June 30, 2018, the Partnership has admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. The Partnership received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements of SQN AIF IV, L.P. and Subsidiaries at June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements of the Partnership for the year ended December 31, 2017 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At June 30, 2018, a reserve was required for an equipment notes receivables and a reserve for losses was recorded, there is a provision for lease, note and loan losses of $1,485,167. At December 31, 2017, a reserve was required for a finance lease, equipment notes receivables and an equity method investment and a reserve for losses was recorded, there is a provision for lease, note and loan losses of $3,001,573.

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

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at June 30, 2018 and December 31, 2017.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the three months ended June 30, 2018 and 2017, the Partnership paid $375,000 in management fee expense to the Investment Manager. For the six months ended June 30, 2018 and 2017, the Partnership paid $750,000 in management fee expense to the Investment Manager.

Securities is a Delaware limited liability company and in its capacity as the Partnership’s selling agent received an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership received from the sale of the Partnership’s Units to the General Partner or its affiliates).

For the six months ended June 30, 2018 and year ended December 31, 2017, the Partnership incurred no underwriting discounts or fees, and made no payments to Securities as the offering period concluded on April 2, 2016.

4.	Investments in Finance Leases

At June 30, 2018 and December 31, 2017, net investment in finance leases consisted of the following:

	June 30, 2018	December 31, 2017
	(unaudited)
Minimum rents receivable	$4,070,025	$6,639,597
Estimated unguaranteed residual value	2,042,684	2,003,757
Unearned income	(579,445)	(1,230,515)
Total	$5,533,264	$7,412,839

Aircraft

In connection with the consolidation of SQN Helo, the Partnership holds two helicopter finance leases with two different third parties. As of December 31, 2016, these finance leases has a net book value of $3,378,129. One finance lease requires 18 monthly payments of $79,167 which commenced in August 2016. Upon expiration of an operating lease in August 2017, the lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. This finance lease requires 24 monthly payments of $79,167 which commenced in August 2017. The other finance lease requires 48 monthly payments of $32,500 commencing in April 2017. At June 30, 2018, there were no significant changes to these leases.

Aircraft Parts Equipment

In December 2016, the lease agreement for aircraft rotable parts equipment for approximately $775,000 was amended and extended for an additional 18 months. The amended finance leases require 18 monthly payments in aggregate of $90,116 commencing on December 16, 2016. At June 30, 2018, there were no significant changes to this lease.

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 which commenced on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016. At June 30, 2018, there were no significant changes to these leases.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950. At June 30, 2018, there were no significant changes to this lease.

Anaerobic Digestion Plant

On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced (as described in Note 6) and the Partnership reclassified the equipment note to investment in finance lease. The lease requires 20 quarterly payments of £41,616 ($59,823 applying exchange rate of 1.4375 at May 16, 2016) began on April 30, 2016. At June 30, 2018, there were no significant changes to this lease.

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

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At June 30, 2018, there were no significant changes to this lease.

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

June 30, 2018:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Aircraft (Helicopters)	$9,432,030	$4,520,292	$4,911,738
	$9,432,030	$4,520,292	$4,911,738

December 31, 2017:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft (Helicopters)	$9,432,030	$3,874,536	$5,557,494
	$9,432,030	$3,874,536	$5,557,494

Depreciation expense for the three and six months ended June 30, 2018 was $322,878 and $645,756, respectively.

6.	Equipment Notes Receivable

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment. On January 18, 2017, the Partnership entered into an assignment agreement to sell the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,021,250 ($3,893,165 principal and $128,085 accrued interest). On March 29, 2017, the Partnership entered into an assignment agreement to repurchase the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,107,294 ($3,893,165 principal and $214,129 purchase interest). On April 17, 2017, the borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received monthly payments in accordance with terms from this borrower through February 28, 2017. As of June 30, 2018, the March 2017 through June 2018 monthly payments are outstanding, therefore this loan facility is in non-accrual status as a result of the bankruptcy and of non-payment. As of June 30, 2018 and December 31, 2017, the Partnership placed a reserve on this asset of $1,485,167 and $1,022,742, respectively.

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

For the three and six months ended June 30, 2018, the equipment notes earned interest income of $128,128 and $262,387, respectively.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the three and six months ended June 30, 2018, the equipment notes earned interest income of $9,204 and $18,972, respectively.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. On December 29, 2015, Juliet advanced a total of $2,974,000 to the Just Loans borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the Just Loans borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the Just Loans borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the Just Loans borrowers. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017 and on April 28, 2017, the Partnership advanced a total of $374,610 and $370,187, respectively, to the Just Loans borrowers. For the three and six months ended June 30, 2018, the equipment note earned interest income of $50,955 and $337,497, respectively.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789, and is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018. For the three and six months ended June 30, 2018, the equipment note earned interest income of $61 and $167, respectively.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. In May 2018, the loan note was amended whereby the borrower is required to make 51 monthly payments of principal and interest of $2,450 commencing on June 1, 2018. The amended loan is scheduled to mature on August 31, 2022. For the three and six months ended June 30, 2018, the equipment note earned interest income of $1,819 and $3,248, respectively.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the three and six months ended June 30, 2018, the equipment notes earned interest income of $2,849 and $5,902, respectively.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of approximately $123,000 on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three and six months ended June 30, 2018, the equipment notes earned interest income of $8,869 and $20,917, respectively.

Mineral Processing Equipment

On September 27, 2013, the Partnership entered into a loan facility to provide financing up to a maximum borrowing of $3,000,000. The borrower is a Florida based company that builds, refurbishes and services mineral refining and mining equipment in the United States, Central and South America. The loan facility was secured by equipment that refines precious metals and other minerals. The Partnership advanced $2,500,000 to the borrower during September 2013. The loan facility required 48 monthly payments of principal and interest of $68,718 (revised from original payment of $69,577 upon second funding discussed below) and a balloon payment of $500,000 in September 2017. The loan facility was scheduled to mature in September 2017. On May 9, 2014, the Partnership made a second funding of $500,000 to the borrower under the above agreement. The loan facility required 41 monthly payments of principal and interest of $15,764 and was scheduled to mature in September 2017. The borrower’s obligations under the loan facility were also personally guaranteed by its majority shareholders.

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in January 2019. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the three and six months ended June 30, 2018 and for the years ended December 31, 2017, 2016 and 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. As of December 31, 2017, the Partnership placed a reserve on this asset of $1,043,347. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the remaining outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three and six months ended June 30, 2018, the medical equipment note earned interest income of $8,760 and $18,828, respectively.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matured in January 2018. In May 2018, the maturity date of the promissory note was extended to December 31, 2018. For the three and six months ended June 30, 2018, the equipment note earned interest income of $5,241 and $10,425, respectively.

The future maturities of the Partnership’s equipment notes receivable at June 30, 2018 are as follows:

Years ending June 30, (unaudited)

2019	6,804,889
2020	3,663,004
2021	2,999,237
2022	2,103,426
2023	345,163
$15,915,719

7.	Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of June 30, 2018, the Partnership had advanced a net total of $2,775,060.

8.	Collateralized Loan Receivable

On May 30, 2018, the Partnership entered into a loan agreement and a $5,000,000 promissory note with a borrower. On June 21, 2018, the Partnership assigned $3,400,000 of this note to Juliet. On that same date, the Partnership and Juliet funded the $5,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum, payable quarterly in arrears beginning on June 30, 2018, and matures on May 30, 2028.

On July 20, 2017, the Partnership, through Juliet, provided secured financing in the amount of $3,867,435 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and six months ended June 30, 2018, the loan facility earned interest income of $115,705 and $230,139, respectively.

On September 23, 2016, the Partnership, through Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and six months ended June 30, 2018, the loan facility earned interest income of $30,120 and $70,814, respectively.

On September 12, 2016, the Partnership, through Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and six months ended June 30, 2018, the loan facility earned interest income of $66,276 and $131,824, respectively.

From July 21, 2016 through December 31, 2017, the Partnership funded a total of $12,342,624 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. During the six months ended June 30, 2018, the Partnership funded an additional total of $1,226,957 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. During the six months ended June 30, 2018, the Partnership received total payments of principal and interest of $3,129,149 from this wholesale financing arrangement. On June 21, 2018, the Partnership and Juliet sold a portion of this loan facility to SQN AFIF in the form of a senior participation interest for total cash proceeds of $5,568,262. For the three and six months ended June 30, 2018, the loans earned interest income of $299,231 and $612,793, respectively.

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. In June 2018, the maturity date of the loan facility was extended to May 5, 2020. For the three and six months ended June 30, 2018, the loan facility earned interest income of $57,851 and $115,066, respectively.

On April 25, 2016, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s loan facility. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604. In March 2017, the Partnership received total payments of $335,644. In August 2017, the Partnership received total payments of $305,550. In February 2018, the Partnership received total payments of $278,919. For the three and six months ended June 30, 2018, the promissory notes earned interest income of $57,529 and $114,426, respectively.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Alpha Participation A”), the Partnership (“Alpha Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Alpha Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Alpha Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Alpha Participation A’s interest is senior to Alpha Participation B’s interest. For the three and six months ended June 30, 2018, the Alpha Participation B earned interest income of $32,603 and $64,848, respectively.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument matures on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. As of December 31, 2017, the Loan Note Principal balance was $4,148,419. On February 28, 2018, the Loan Note Instruments were cancelled and replaced with a Loan Note Instrument of €5,167,426, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019. During the six months ended June 30, 2018, the Partnership received a payment of €126,979 ($145,377 applying exchange rate of 1.1449 at June 6, 2018). For the three and six months ended June 30, 2018, the Loan Note Instruments earned interest income of $140,132 and $311,639, respectively.

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024. For the three and six months ended June 30, 2018, the promissory notes earned interest income of $55,000 and $110,000, respectively.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the three and six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

9.	Investment in Informage SQN Technologies LLC

On August 1, 2014, the Partnership, SQN PAC, and a third party formed a special purpose entity, Informage SQN Technologies, LLC (“Informage SQN”), a limited liability company registered in the state of Texas. Informage SQN was formed to finance cellular communications field measurement and testing and other related services to telecom clients on a contractual basis. The Partnership and SQN PAC each own 24.5% of Informage SQN, while the third party owns 51%. The Partnership accounts for its investment in Informage SQN using the equity method. On February 9, 2015, the primary customer of Informage SQN filed for bankruptcy protection under Chapter 11 in order to reorganize the company. Informage SQN is not in default under any of the agreements with the Partnership. As of December 31, 2016, the Partnership has advanced a total of $1,357,622 and received total repayments of $690,936. As of December 31, 2017, the Partnership placed a reserve on this investment of $537,754. As of June 30, 2018, the Partnership has an investment balance of $0.

10.	Equipment Investment through SPV

On December 16, 2015, Marine, a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder, which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of June 30, 2018, the Partnership has an aggregate investment balance of $32,754,324 consisting of feeder vessels of $30,589,388, drydocking fees of $1,908,807 and inventory supplies of $256,129.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the three months ended June 30, 2018, CONT Feeder recorded income of approximately $4,471,000 from charter rental fees less total expenses of $4,356,000, consisting of ship operating expenses, of approximately $2,396,000, ship management fees and charter commissions fees of approximately $521,000, general and administrative expenses, of approximately $525,000, depreciation expense, of approximately $676,000 and interest expense of approximately $238,000 resulting in net income of approximately $115,000. For the six months ended June 30, 2018, CONT Feeder recorded income of approximately $8,603,000 from charter rental fees less total expenses of $8,678,000, consisting of ship operating expenses, of approximately $4,948,000, ship management fees and charter commissions fees of approximately $945,000, general and administrative expenses, of approximately $949,000, depreciation expense, of approximately $1,353,000 and interest expense of approximately $483,000 resulting in a net loss of approximately $75,000.

11.	Other Assets

Other assets of $2,927,478 is primarily made up of $1,369,192 related to the Partnership’s Equipment Investment through SPV and of $597,250 related to equipment held off lease by SQN Helo.

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

In connection with the acquisition of container vessels, CONT Feeder borrowed $14,375,654 from third parties. As of June 30, 2018, the CONT Feeder loan payable was $9,669,613.

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

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Equipment notes receivable	$15,915,719	$15,915,719	$16,497,270	$16,497,270
Collateralized loans receivable	$38,638,069	$38,638,069	$38,012,853	$38,0125,853
Liabilities:
Loans payable	$66,961,933	$66,961,933	$68,044,254	$68,044,254

As of June 30, 2018, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

14.	Business Concentrations

For the six months ended June 30, 2018, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2017, the Partnership had two lessees which accounted for approximately 50% and 48% of the Partnership’s rental income derived from operating leases. For the six months ended June 30, 2018, the Partnership had three leases which accounted for approximately 53%, 18% and 12% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2017, the Partnership had three leases which accounted for approximately 36%, 34% and 23% of the Partnership’s income derived from finance leases. For the six months ended June 30, 2018, the Partnership had three leases which accounted for approximately 24%, 13% and 12% of the Partnership’s interest income. For the six months ended June 30, 2017, the Partnership had four leases which accounted for approximately 16%, 14%, 14%, and 14% of the Partnership’s interest income.

At June 30, 2018, the Partnership had four lessees which accounted for approximately 34%, 24%, 18% and 15% of the Partnership’s investment in finance leases. At June 30, 2017, the Partnership had four lessees which accounted for approximately 23%, 21%, 17% and 11% of the Partnership’s investment in finance leases. At June 30, 2018, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At June 30, 2017, the Partnership had two lessees which accounted for approximately 71% and 29% of the Partnership’s investment in operating leases. At June 30, 2018, the Partnership had four lessees which accounted for approximately 35%, 32%, 14% and 12% of the Partnership’s investment in equipment notes receivable. At June 30, 2017, the Partnership had three lessees which accounted for approximately 35%, 30% and 16% of the Partnership’s investment in equipment notes receivable. At June 30, 2018, the Partnership had five lessees which accounted for approximately 18%, 17%, 16%, 15% and 10% of the Partnership’s investment in collateralized loans receivable. At June 30, 2017, the Partnership had three lessees which accounted for approximately 29%, 17% and 14% of the Partnership’s investment in collateralized loans receivable. At June 30, 2018, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases. At June 30, 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases.

15.	Geographic Information

Geographic information for revenue for the three months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30, 2018
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$252,000	$—	$—	$252,000
Finance income	$314,244	$24,006	$—	$338,250
Interest income	$383,113	$461,047	$299,231	$1,143,391
Income from equipment investment in SPV	$—	$4,471,620	$—	$4,471,620

	Three Months Ended June 30, 2017
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$498,809	$—	$—	$498,809
Finance income	$441,583	$32,202	$—	$473,785
Interest income	$1,234,232	$—	$—	$1,234,232
Investment loss from equity method investments	$(5,970)	$—	$—	$(5,970)
Gain on sale of assets	$15,386	$—	$—	$15,386
Income from equipment investment through SPV	$—	$3,672,537	$—	$3,672,537

Geographic information for revenue for the six months ended June 30, 2018 and 2017 was as follows:

	Six Months Ended June 30, 2018
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$504,000	$—	$—	$504,000
Finance income	$665,026	$50,153	$—	$715,179
Interest income	$775,416	$1,197,000	$612,793	$2,585,209
Income from equipment investment in SPV	$—	$8,603,198	$—	$8,603,198

	Six Months Ended June 30, 2017
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$1,010,276	$—	$—	$1,010,276
Finance income	$965,141	$66,305	$—	$1,031,446
Interest income	$2,748,696	$—	$—	$2,748,696
Investment loss from equity method investments	$(11,940)	$—	$—	$(11,940)
Gain on sale of assets	$120,601	$142,422	$—	$263,023
Income from equipment investment through SPV	$—	$7,037,186	$—	$7,037,186

Geographic information for long-lived assets at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Long-lived assets:
Investment in finance leases, net	$4,441,774	$1,091,490	$—	$5,533,264
Investments in equipment subject to operating leases, net	$4,911,738	$—	$—	$4,911,738
Equipment notes receivable, including accrued interest	$12,227,904	$2,241,693	$2,000,000	$16,469,597
Equipment investment through SPV	$—	$32,754,324	$—	$32,754,324
Collateralized loan receivable, including accrued interest	$10,656,661	$22,116,320	$6,666,777	$39,439,758

	December 31, 2017
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,116,760	$269,079	$—	$7,412,839
Investments in equipment subject to operating leases, net	$5,557,494	$—	$—	$5,557,494
Equipment notes receivable, including accrued interest	$12,668,268	$2,189,488	$2,000,000	$16,857,756
Equipment investment through SPV	$—	$34,094,204	$—	$34,094,204
Collateralized loan receivable, including accrued interest	$5,821,153	$21,788,885	$13,524,438	$41,134,476

16.	Subsequent Events

In July 2018, Juliet entered into an assignment agreement with a third party whereby Juliet purchased a $2,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum and matures on July 31, 2019. On August 8, 2018, the Partnership and Juliet advanced a total of $1,007,750 (50% of principal plus accrued interest) for this note.

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

Recent Significant Transactions

On May 30, 2018, the Partnership entered into a loan agreement and a $5,000,000 promissory note with a borrower. On June 21, 2018, the Partnership assigned $3,400,000 of this note to Juliet. On that same date, the Partnership and Juliet funded the $5,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum, payable quarterly in arrears beginning on June 30, 2018, and matures on May 30, 2028.

International Leasing Company

During the six months ended June 30, 2018, the Partnership funded an additional total of $1,226.957 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases.

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

Results of Operations for the Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Our revenue for the three months ended June 30, 2018 as compared to three months ended June 30, 2017 is summarized as follows:

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$252,000	$498,809
Finance income	338,250	473,785
Interest income	1,143,391	1,234,232
Income from equipment investment through SPV	4,471,620	3,672,537
Investment loss from equity method investments	—	(5,970)
Gain on sale of assets	—	15,386
Other income	570	13,419
Total Revenue	$6,205,831	$5,902,198
Provision for lease, note, and loan losses	732,556	—
Revenue less provision for lease, note, and loan losses	$5,473,275	$5,902,198

For the three months ended June 30, 2018, we earned $252,000 in rental income primarily from various operating leases of helicopters from SQN Helo. We also recognized $1,143,391 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $338,250 in finance income from various finance leases. We also recognized income of $4,471,620 from our equipment investment through SPV. We also incurred a provision for lease, note, and loan losses of $732,556 as a result of an impairment loss on an equipment notes receivables during the three months ended June 30, 2018. The minimal decrease in our total revenue in 2018 as compared to 2017 is a result of the decrease in our rental, finance and interest income in 2018 compared to 2017 offset by an increase in income from our equipment investment through SPV from the Marine transaction.

Our expenses for the three months ended June 30, 2018 (“2018 Quarter”) as compared to three months ended June 30, 2017 (“2017 Quarter”) are summarized as follows:

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Depreciation and amortization	345,012	603,294
Professional fees	88,158	158,181
Administration expense	19,291	24,707
Interest expense	1,138,016	1,238,861
Other expenses	113,971	22,332
Expenses from equipment investment through SPV (including depreciation expense of approx. $676,000)	4,357,121	4,831,316
Total Expenses	$6,436,569	$7,253,691

Foreign currency transaction losses (gains)	$497,902	$(116,611)

For the three months ended June 30, 2018 and 2017 we incurred $6,436,569 and $7,253,691 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2018 as compared to 2017. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $345,012 in depreciation and amortization expense. We also incurred $88,158 in professional fees. In conjunction with the Marine, Juliet and Helo transactions, we assumed approximately $17,104,000, $26,600,000 and $9,300,000, respectively in loans payable with various third parties which resulted in $1,138,016 in interest expense during the three months ended June 30, 2018. We also incurred expenses of $4,357,121 from our equipment investment through SPV. The decrease in depreciation and amortization in 2018 as compared to 2017 is a result of the decrease in operating leases during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended June 30, 2018 of $1,461,196, prior to the allocation for non-controlling interest as compared to a net loss of $1,234,882 for the 2017 Quarter. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the three months ended June 30, 2018, the non-controlling interest recognized net income of $596 due to its interest in Alpha and net income of $11,450 due to its interest in CONT Feeder.

Results of Operations for the Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Our revenue for the six months ended June 30, 2018 as compared to six months ended June 30, 2017 is summarized as follows:

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$504,000	$1,010,276
Finance income	715,179	1,031,446
Interest income	2,585,209	2,748,696
Income from equipment investment through SPV	8,603,198	7,037,186
Investment loss from equity method investments	—	(11,940)
Gain on sale of assets	—	263,023
Other income	893	26,837
Total Revenue	$12,408,479	$12,105,524
Provision for lease, note, and loan losses	1,485,167	—
Revenue less provision for lease, note, and loan losses	$10,923,312	$12,105,524

For the six months ended June 30, 2018, we earned $504,000 in rental income primarily from various operating leases of helicopters from SQN Helo. We also recognized $2,585,209 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $715,179 in finance income from various finance leases. We also recognized income of $8,603,198 from our equipment investment through SPV. We also incurred a provision for lease, note, and loan losses of $1,485,167 as a result of an impairment loss on an equipment notes receivables during the six months ended June 30, 2018. The minimal increase in our total revenue in 2018 as compared to 2017 is a result of an increase in income from our equipment investment through SPV from the Marine transaction offset by the decrease in our rental, finance and interest income in 2018 compared to 2017.

Our expenses for the six months ended June 30, 2018 (“2018 Period”) as compared to six months ended June 30, 2017 (“2017 Period”) are summarized as follows:

	June 30, 2018	June 30, 2017
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$750,000	$750,000
Depreciation and amortization	689,870	1,314,659
Professional fees	205,663	337,148
Administration expense	34,547	39,132
Interest expense	2,271,906	2,534,516
Other expenses	120,349	38,825
Expenses from equipment investment through SPV (including depreciation expense of approx. $1,353,000)	8,678,189	9,607,145
Total Expenses	$12,750,524	$14,621,425

Foreign currency transaction losses (gains)	$307,977	$(226,529)

For the six months ended June 30, 2018 and 2017 we incurred $12,750,524 and $14,621,425 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2018 as compared to 2017. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $689,870 in depreciation and amortization expense. We also incurred $205,663 in professional fees. In conjunction with the Marine, Juliet and Helo transactions, we assumed approximately $17,104,000, $26,600,000 and $9,300,000, respectively in loans payable with various third parties which resulted in $2,271,906 in interest expense during the six months ended June 30, 2018. We also incurred expenses of $8,678,189 from our equipment investment through SPV. The decrease in depreciation and amortization in 2018 as compared to 2017 is a result of the decrease in operating leases during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Net Income

As a result of the factors discussed above, we reported a net loss for the six months ended June 30, 2018 of $2,135,189, prior to the allocation for non-controlling interest as compared to a net loss of $2,289,372 for the 2017 Period. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the six months ended June 30, 2018, the non-controlling interest recognized net income of $1,186 due to its interest in Alpha and a net loss of $7,499 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$3,465,037	$(209,258)
Investing activities	$1,481,975	$10,878,049
Financing activities	$(3,678,237)	$(11,804,885)

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

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2018 was $3,465,037 and was primarily driven by the following factors; (i) an increase of approximately $2,796,000 in minimum rents receivable for finance leases acquired primarily from consolidation of SQN Helo (ii) interest payments received of approximately $3,000,000 from equipment notes and collateralized loans receivable (iii) an increase in accrued interest on note payable of approximately $1,105,000, (iv) depreciation and amortization expense of approximately $690,000 and (v) an increase in provision for lease, note and loan losses of $1,485,167. Offsetting these fluctuations was a net loss for the six months ended June 30, 2018 of approximately $2,135,000, as well as increases in finance accrued interest of approximately $715,000, an increase in accrued interest receivable of approximately $2,375,000 and a decrease in accounts payable and accrued liabilities of approximately $146,000 from the Marine transaction. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that we will generate greater net cash inflows from operations principally from interest payments received from equipment notes receivable and from rental payments received from lessees.

Investing Activities

Cash provided by investing activities was $1,481,975 for the six months ended June 30, 2018. This was related to our equipment investment through SPV of approximately $1,340,000. We paid approximately $6,491,000 for the acquisition of our collateralized loans receivable and received approximately $7,753,000 from our collateralized loans receivable. We also paid cash of approximately $173,000 for the purchase of a finance lease. We also paid cash of approximately $1,485,000 for equipment notes receivable and the borrowers of our equipment notes receivable repaid approximately $538,000 during the period.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2018 was $3,678,237 and was primarily due to principal payments of approximately $2,188,000 on loans with unrelated lenders and payments for distributions totaling approximately $1,489,000.

Distributions

During the six months ended June 30, 2018, we made cash distributions to our Limited Partners totaling $1,489,247. We did not make a cash distribution to the General Partner during the six months ended June 30, 2018; and accrued $14,892 for distributions due to the General Partner which resulted in a distributions payable to General Partner of $129,573 at June 30, 2018.

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

Contractual Obligations

None.

Subsequent Events

In July 2018, Juliet entered into an assignment agreement with a third party whereby Juliet purchased a $2,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum and matures on July 31, 2019. On August 8, 2018, the Partnership and Juliet advanced a total of $1,007,750 (50% of principal plus accrued interest) for this note.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of June 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of June 30, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2018

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

