Form 10-Q
period 2018-09-30
SQN AIF IV, L.P.
filed 2018-11-14
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

At November 14, 2018, there were 74,527.94 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets

Cash and cash equivalents	$824,946	$1,284,883
Investments in finance leases, net	4,692,135	7,412,839
Investments in equipment subject to operating leases, net	4,588,860	5,557,494
Equipment notes receivable, including accrued interest of $656,146 and $360,486	16,357,939	16,857,756
Residual value investment in equipment on lease	2,775,060	2,775,060
Initial direct costs, net of accumulated amortization of $417,466 and $392,133	147,827	213,377
Collateralized loans receivable, including accrued interest of $1,059,340 and $3,121,623	41,417,929	41,134,476
Equipment investment through SPV	32,075,023	34,094,204
Other assets	3,897,655	2,611,981
Total Assets	$106,777,374	$111,942,070

Liabilities and Partners’ Equity
Liabilities:
Loans payable	$66,635,114	$68,044,254
Accounts payable and accrued liabilities	2,862,817	2,853,578
Deferred revenue	724,579	395,415
Distributions payable to General Partner	129,573	114,681
Due to SQN Portfolio Acquisition Company, LLC- JV Interest Participation	194,489	194,489
Security deposits payable	38,469	74,581
Total Liabilities	70,585,041	71,676,998

Commitments and Contingencies	-	-

Partners’ Equity (Deficit):
Limited Partners	32,437,084	36,454,353
General Partner	(330,387)	(289,959)
Total Partners’ Equity attributable to the Partnership	32,106,697	36,164,394

Non-controlling interest in consolidated entities	4,085,636	4,100,678

Total Equity	36,192,333	40,265,072
Total Liabilities and Partners’ Equity	$106,777,374	$111,942,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017

Revenue:
Rental income	$252,000	$332,160	$756,000	$1,342,436
Finance income	338,492	672,082	1,053,671	1,703,528
Interest income	1,194,265	1,201,925	3,779,474	3,950,621
Income from equipment investment through SPV	4,774,457	4,035,381	13,377,655	11,072,567
Investment loss from equity method investments	-	6,792	-	(5,148)
Gain on sale of assets	-	-	-	263,023
Other income	-	13,437	893	40,274
Total Revenue	6,559,214	6,261,777	18,967,693	18,367,301
Provision for lease, note, and loan losses	-	319,715	1,485,167	319,715
Revenue less provision for lease, note, and loan losses	6,559,214	5,942,062	17,482,526	18,047,586

Expenses:
Management fees - Investment Manager	375,000	375,000	1,125,000	1,125,000
Depreciation and amortization	344,314	962,854	1,034,184	2,277,513
Professional fees	144,573	105,068	350,236	442,216
Administration expense	9,475	11,103	44,022	50,235
Interest expense	1,140,138	1,152,812	3,412,044	3,687,328
Other expenses	36,875	17,952	157,224	56,777
Expenses from equipment investment through SPV (including depreciation expense of approximately $677,000 and $2,030,000 for the three and nine months ending September 30, 2018, respectively)	4,847,915	4,289,422	13,526,104	13,896,567
Total Expenses	6,898,290	6,914,211	19,648,814	21,535,636
Foreign currency transaction (gains) losses	92,545	(100,361)	400,522	(326,890)
Net loss	(431,621)	(871,788)	(2,566,810)	(3,161,160)

Net loss attributable to non-controlling interest in consolidated entities	(6,939)	(216,362)	(13,252)	(639,163)
Net loss attributable to the Partnership	$(424,682)	$(655,426)	$(2,553,558)	$(2,521,997)

Net loss attributable to the Partnership
Limited Partners	$(420,435)	$(648,872)	$(2,528,022)	$(2,496,777)
General Partner	(4,247)	(6,554)	(25,536)	(25,220)
Net loss attributable to the Partnership	$(424,682)	$(655,426)	$(2,553,558)	$(2,521,997)

Weighted average number of limited partnership interests outstanding	74,527.94	74,532.51	74,527.94	74,584.73

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(5.64)	$(8.71)	$(33.92)	$(33.48)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Changes in Partners’ Equity (Unaudited)

Nine Months Ended September 30, 2018

	Limited
	Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest

Balance, January 1, 2018	74,966.07	40,265,072	(289,959)	36,454,353	4,100,678

Net loss	-	(2,566,810)	(25,536)	(2,528,022)	(13,252)
Distributions to partners	-	(1,504,139)	(14,892)	(1,489,247)	-
Redemption of non-controlling interest	-	(1,790)	-	-	(1,790)

Balance, September 30, 2018	74,966.07	$36,192,333	$(330,387)	$32,437,084	$4,085,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(2,566,810)	$(3,161,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(1,053,671)	(1,703,528)
Accrued interest income	(3,462,490)	(3,475,306)
Investment loss from equity method investments	-	5,148
Provision for lease, note, and loan losses	1,485,167	319,715
Depreciation and amortization	1,034,184	2,277,513
Gain on sale of assets	-	(263,023)
Foreign currency transaction losses (gains)	396,904	(325,407)
Change in operating assets and liabilities:
Minimum rents receivable	3,954,115	4,056,574
Accrued interest income	3,724,848	1,862,787
Other assets	(1,285,674)	(362,717)
Accounts payable and accrued liabilities	9,239	330,954
Deferred revenue	(347,115)	204,194
Security deposits payable	(36,112)	-
Accrued interest on note payable	1,782,033	1,080,698
Net cash provided by operating activities	3,634,618	846,442

Cash flows from investing activities:
Purchase of finance leases	(173,009)	-
Cash received from residual value investments of equipment subject to lease	-	85,093
Cash paid for initial direct costs	-	(32,602)
Cash paid for collateralized loans receivable	(8,960,038)	(11,709,173)
Cash received from collateralized loans receivable	8,461,006	2,594,776
Proceeds from sale of leased assets and equipment notes	-	14,700,768
Equipment investment through SPV	2,019,181	2,165,012
Cash paid for equipment notes receivable	(1,485,167)	(370,187)
Repayment of equipment notes receivable	725,682	1,505,874
Net cash provided by investing activities	587,655	8,939,561

Cash flows from financing activities:
Cash received from loan payable	-	3,759,787
Repayments of loan payable	(3,191,173)	(5,995,206)
Cash paid to financial institutions for equipment notes payable	-	(3,669,521)
Cash received from non-controlling interest contribution	-	2,007,203
Cash paid for Limited Partner distributions	(1,489,247)	(4,460,815)
Cash paid for Initial Limited Partners contribution redemption	-	(107,330)
Retained loss of non-controlling interest to consolidated entities	-	(1,812,714)
Cash paid for non-controlling interest distributions	(1,790)	(1,199)
Net cash used in financing activities	(4,682,210)	(10,279,795)

Net decrease in cash and cash equivalents	(459,937)	(493,792)
Cash and cash equivalents, beginning of period	1,284,883	2,042,423
Cash and cash equivalents, end of period	$824,946	$1,548,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Supplemental disclosure of other cash flow information:
Cash paid for interest	$1,412,654	$1,941,332

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in lease purchase agreement	$-	$3,669,521
Distributions payable to General Partner	$14,892	$29,565
Reclassification of equipment subject to operating leases to investment in finance leases	$-	$1,900,008
Increase in operating and finance leases due to consolidation	$-	$(13,232,709)
Increase in equipment notes and loans payable due to consolidation	$-	$12,915,099
Increase in collateralized loans receivable	$(676,279)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2018 and 2017

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

On December 2, 2015, the Partnership formed a special purpose entity SQN Juliet, LLC (“Juliet”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On December 29, 2015, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) for $6,416,092. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. Management is currently in the process of extending this loan. On December 29, 2015, a participation agreement was entered into between a third party (“Juliet Participation A”), the Partnership (“Juliet Participation B”), and Juliet. In connection with the participation agreement, the Partnership assigned to Juliet various finance leases and equipment notes receivables with a total value equal to $4,866,750. Under the agreement, Juliet created two collateralized participation interests for the underlying loans (“Underlying Loans”); Juliet Participation A’s principal balance is $3,071,000 and accrues interest at 8.5% per annum and Juliet Participation B’s principal balance is the value of their assigned finance leases and equipment notes receivable of $4,866,750. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On April 22, 2016, the participation agreement dated December 29, 2015 between Juliet Participation A, Juliet Participation B, and Juliet was amended and restated. In connection with the amended participation agreement, Juliet Participation A funded Juliet cash of approximately $8,511,000 and assigned their interests of approximately $3,986,000 in a loan facility for a wood pellet business in Texas, which along with the outstanding principal payable balance of approximately $2,124,000 on the Just Loans transaction resulted in a Juliet Participation A balance of approximately $14,621,000. Under the amended agreement, Juliet Participation A’s principal balance accrues interest at 6% per annum and Juliet Participation B’s principal balance accrues interest at 12% per annum. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017, the Partnership advanced a total of $374,610 to the Just Loans borrowers. On April 28, 2017, the Partnership advanced a total of $370,187 to the Just Loans borrowers.

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

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership is currently in the Liquidation Period. The Offering Period concluded on April 2, 2016, which was three years from the date the Partnership was declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of the Partnership’s initial closing, which occurred on May 29, 2013 and concluded on May 29, 2017. The Liquidation Period, which began on May 30, 2017, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

During the nine months ended September 30, 2018, the Partnership declared and made cash distributions to its Limited Partners totaling $1,489,247. The Partnership did not make a cash distribution to the General Partner during the nine months ended September 30, 2018; and accrued $14,892 for distributions due to the General Partner which resulted in a distributions payable to General Partner of $129,573 at September 30, 2018.

From May 29, 2013 through September 30, 2018, the Partnership has admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. The Partnership received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units.

2.	Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements of SQN AIF IV, L.P. and Subsidiaries at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2017 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on April 2, 2018.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2018, a reserve was required for an equipment notes receivables and a reserve for losses was recorded, there is a provision for lease, note and loan losses of $1,485,167. At December 31, 2017, a reserve was required for a finance lease, equipment notes receivables and an equity method investment and a reserve for losses was recorded, there is a provision for lease, note and loan losses of $3,001,573.

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

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at September 30, 2018 and December 31, 2017.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the three months ended September 30, 2018 and 2017, the Partnership paid $375,000 in management fee expense to the Investment Manager. For the nine months ended September 30, 2018 and 2017, the Partnership paid $1,125,000 in management fee expense to the Investment Manager.

Securities is a Delaware limited liability company and in its capacity as the Partnership’s selling agent received an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership received from the sale of the Partnership’s Units to the General Partner or its affiliates).

For the nine months ended September 30, 2018 and year ended December 31, 2017, the Partnership incurred no underwriting discounts or fees, and made no payments to Securities as the offering period concluded on April 2, 2016.

4.	Investments in Finance Leases

At September 30, 2018 and December 31, 2017, net investment in finance leases consisted of the following:

	September 30, 2018	December 31, 2017
	(unaudited)
Minimum rents receivable	$3,053,293	$6,639,597
Estimated unguaranteed residual value	1,929,320	2,003,757
Unearned income	(290,478)	(1,230,515)
Total	$4,692,135	$7,412,839

Aircraft

In connection with the consolidation of SQN Helo, the Partnership holds two helicopter finance leases with two different third parties. As of December 31, 2016, these finance leases have a net book value of $3,378,129. One finance lease requires 18 monthly payments of $79,167 which commenced in August 2016. Upon expiration of an operating lease in August 2017, the lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. This finance lease requires 24 monthly payments of $79,167 which commenced in August 2017. The other finance lease requires 48 monthly payments of $32,500 commencing in April 2017. At September 30, 2018, there were no significant changes to these leases.

Aircraft Parts Equipment

In December 2016, the lease agreement for aircraft rotable parts equipment for approximately $775,000 was amended and extended for an additional 18 months. The amended finance leases require 18 monthly payments in aggregate of $90,116 commencing on December 16, 2016. This lease matured in June 2018.

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 which commenced on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016. At September 30, 2018, there were no significant changes to these leases.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950. At September 30, 2018, there were no significant changes to this lease.

Anaerobic Digestion Plant

On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced (as described in Note 6) and the Partnership reclassified the equipment note to investment in finance lease. The lease requires 20 quarterly payments of £41,616 ($59,823 applying exchange rate of 1.4375 at May 16, 2016) began on April 30, 2016. At September 30, 2018, there were no significant changes to this lease.

Computer Networking Equipment

On September 1, 2015, the Partnership entered into a finance lease transaction for computer networking equipment for $446,677 (“Comp Net 1”). The Comp Net 1 finance lease requires 36 monthly payments of $14,195. On October 30, 2015, the Partnership entered into a second finance lease transaction for computer networking equipment for $297,689 (“Comp Net 2”). The Comp Net 2 finance lease requires 36 monthly payments of $9,460. On December 29, 2015, the Partnership entered into a third finance lease transaction for computer networking equipment for $389,266 (“Comp Net 3”). The Comp Net 3 finance lease requires 36 monthly payments of $12,456. On December 30, 2015, the Partnership assigned the Comp Net 1 and Comp Net 2 finance leases to Juliet. On March 30, 2017, the Partnership sold the Comp Net 3 finance lease to a third party for cash proceeds of $250,696. The finance lease had a net book value of $248,240 resulting in a U.S. GAAP gain of $2,456. On March 15, 2018, the Partnership purchased the Comp Net 3 finance lease for $93,230 (cash of $173,009 less $79,779 debt forgiveness). On August 29, 2018, the Fund received cash proceeds of $152,422 as payment for the balance of the lease.

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At September 30, 2018, there were no significant changes to this lease.

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

September 30, 2018:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Aircraft (Helicopters)	$9,432,030	$4,843,170	$4,588,860
	$9,432,030	$4,843,170	$4,588,860

December 31, 2017:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft (Helicopters)	$9,432,030	$3,874,536	$5,557,494
	$9,432,030	$3,874,536	$5,557,494

Depreciation expense for the three and nine months ended September 30, 2018 was $322,878 and $968,634, respectively.

6.	Equipment Notes Receivable

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment. On January 18, 2017, the Partnership entered into an assignment agreement to sell the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,021,250 ($3,893,165 principal and $128,085 accrued interest). On March 29, 2017, the Partnership entered into an assignment agreement to repurchase the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,107,294 ($3,893,165 principal and $214,129 purchase interest). On April 17, 2017, the borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received monthly payments in accordance with terms from this borrower through February 28, 2017. As of September 30, 2018, the March 2017 through September 2018 monthly payments are outstanding, therefore this loan facility is in non-accrual status as a result of the bankruptcy and of non-payment. As of September 30, 2018 and December 31, 2017, the Partnership placed a reserve on this asset of $1,485,167 and $1,022,742, respectively.

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

For the three and nine months ended September 30, 2018, the equipment notes earned interest income of $121,919 and $384,306, respectively.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the three and nine months ended September 30, 2018, the equipment notes earned interest income of $8,784 and $27,756, respectively.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. Management is currently in the process of extending this loan. On December 29, 2015, Juliet advanced a total of $2,974,000 to the Just Loans borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the Just Loans borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the Just Loans borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the Just Loans borrowers. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017 and on April 28, 2017, the Partnership advanced a total of $374,610 and $370,187, respectively, to the Just Loans borrowers. For the three and nine months ended September 30, 2018, the equipment note earned interest income of $49,786 and $387,283, respectively.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789, and is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan is scheduled to mature on November 30, 2018. For the three and nine months ended September 30, 2018, the equipment note earned interest income of $16 and $183, respectively.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. In May 2018, the loan note was amended whereby the borrower is required to make 51 monthly payments of principal and interest of $2,450 commencing on June 1, 2018. The amended loan is scheduled to mature on August 31, 2022. For the three and nine months ended September 30, 2018, the equipment note earned interest income of $2,343 and $5,591, respectively.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the three and nine months ended September 30, 2018, the equipment notes earned interest income of $2,642 and $8,544, respectively.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of $117,000 which the Partnership received on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three and nine months ended September 30, 2018, the equipment notes earned interest income of $5,895 and $26,812, respectively.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in January 2019. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the three and nine months ended September 30, 2018 and for the years ended December 31, 2017, 2016 and 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. As of December 31, 2017, the Partnership placed a reserve on this asset of $1,043,347. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the remaining outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three and nine months ended September 30, 2018, the medical equipment note earned interest income of $7,527 and $26,355, respectively.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matured in January 2018. In May 2018, the maturity date of the promissory note was extended to December 31, 2018. For the three and nine months ended September 30, 2018, the equipment note earned interest income of $5,299 and $15,724, respectively.

The future maturities of the Partnership’s equipment notes receivable at September 30, 2018 are as follows:

Years ending September 30, (unaudited)

2019	6,901,636
2020	3,648,809
2021	3,018,791
2022	1,957,946
2023	174,611
$15,701,793

7.	Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of September 30, 2018, the Partnership had advanced a net total of $2,775,060.

8.	Collateralized Loan Receivable

In July 2018, Juliet entered into an assignment agreement with a third party whereby Juliet purchased a $2,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum and matures on July 31, 2019. During August 2018, the Partnership and Juliet advanced a total of $1,715,500 (85% of principal plus accrued interest) for this note. For the three and nine months ended September 30, 2018, the promissory note earned interest income of $22,216.

On May 30, 2018, the Partnership entered into a loan agreement and a $5,000,000 promissory note with a borrower. On June 21, 2018, the Partnership assigned $3,400,000 of this note to Juliet. On that same date, the Partnership and Juliet funded the $5,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum, payable quarterly in arrears beginning on June 30, 2018, and matures on May 30, 2028. For the three and nine months ended September 30, 2018, the promissory note earned interest income of $151,250.

On July 20, 2017, the Partnership, through Juliet, provided secured financing in the amount of $3,867,435 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. For the three and nine months ended September 30, 2018, the loan facility earned interest income of $116,977 and $347,116, respectively.

On September 23, 2016, the Partnership, through Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. Management is currently in the process of extending this loan. For the three and nine months ended September 30, 2018, the loan facility earned interest income of $28,862 and $99,676, respectively.

On September 12, 2016, the Partnership, through Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. Management is currently in the process of extending this loan. For the three and nine months ended September 30, 2018, the loan facility earned interest income of $67,004 and $198,828, respectively.

From July 21, 2016 through December 31, 2017, the Partnership funded a total of $12,342,624 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. During the nine months ended September 30, 2018, the Partnership funded an additional total of $2,244,538 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. During the nine months ended September 30, 2018, the Partnership received total payments of principal and interest of $3,699,815 from this wholesale financing arrangement. On June 21, 2018, the Partnership and Juliet sold a portion of this loan facility to SQN AFIF in the form of a senior participation interest for total cash proceeds of $5,568,262. For the three and nine months ended September 30, 2018, the loans earned interest income of $187,044 and $799,837, respectively.

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. In June 2018, the maturity date of the loan facility was extended to May 5, 2020. For the three and nine months ended September 30, 2018, the loan facility earned interest income of $58,487 and $173,553 respectively.

On April 25, 2016, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s loan facility. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604. In March 2017, the Partnership received total payments of $335,644. In August 2017, the Partnership received total payments of $305,550. In February 2018, the Partnership received total payments of $278,919. For the three and nine months ended September 30, 2018, the promissory notes earned interest income of $58,161 and $172,588, respectively.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Alpha Participation A”), the Partnership (“Alpha Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Alpha Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Alpha Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Alpha Participation A’s interest is senior to Alpha Participation B’s interest. For the three and nine months ended September 30, 2018, the Alpha Participation B earned interest income of $32,961 and $97,809, respectively.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument was scheduled to mature on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. As of December 31, 2017, the Loan Note Principal balance was $4,148,419. On February 28, 2018, the Loan Note Instruments were cancelled and replaced with a Loan Note Instrument of €5,167,426, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019. During the nine months ended September 30, 2018, the Partnership received a payment of €126,979 ($145,377 applying exchange rate of 1.1449 at June 6, 2018). For the three and nine months ended September 30, 2018, the Loan Note Instruments earned interest income of $138,233 and $449,872, respectively.

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024. For the three and nine months ended September 30, 2018, the promissory notes earned interest income of $55,000 and $165,000, respectively.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the three and nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

9.	Equipment Investment through SPV

On December 16, 2015, Marine, a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder, which acquired and operates the container feeder vessels. CONT Feeder acquired nine container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of September 30, 2018, the Partnership has an aggregate investment balance of $32,075,023 consisting of feeder vessels of $30,137,762, drydocking fees of $1,683,807 and inventory supplies of $253,454.

CONT Feeder acquired and operates nine container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the three months ended September 30, 2018, CONT Feeder recorded income of approximately $4,775,000 from charter rental fees less total expenses of $4,848,000, consisting of ship operating expenses, of approximately $2,473,000, ship management fees and charter commissions fees of approximately $437,000, general and administrative expenses, of approximately $1,033,000, depreciation expense, of approximately $677,000 and interest expense of approximately $228,000 resulting in a net loss of approximately $73,000. For the nine months ended September 30, 2018, CONT Feeder recorded income of approximately $13,378,000 from charter rental fees less total expenses of $13,526,000, consisting of ship operating expenses, of approximately $7,421,000, ship management fees and charter commissions fees of approximately $1,382,000, general and administrative expenses, of approximately $1,982,000, depreciation expense, of approximately $2,030,000 and interest expense of approximately $711,000 resulting in a net loss of approximately $148,000.

10.	Other Assets

Other assets of $3,897,655 is primarily made up of $2,355,950 related to the Partnership’s Equipment Investment through SPV and of $597,250 related to equipment held off lease by SQN Helo.

11.	Loans Payable

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

In connection with the acquisition of container vessels, CONT Feeder borrowed $14,375,654 from third parties. As of September 30, 2018, the CONT Feeder loan payable was $9,131,578.

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

12.	Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Equipment notes receivable	$15,701,793	$15,701,793	$16,497,270	$16,497,270
Collateralized loans receivable	$40,358,589	$40,358,589	$38,012,853	$38,012,853
Liabilities:
Loans payable	$66,635,114	$66,635,114	$68,044,254	$68,044,254

As of September 30, 2018, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

13.	Business Concentrations

For the nine months ended September 30, 2018, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2017, the Partnership had two lessees which accounted for approximately 56% and 42% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2018, the Partnership had two leases which accounted for approximately 54% and 19% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2017, the Partnership had three leases which accounted for approximately 31%, 31% and 20% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2018, the Partnership had four leases which accounted for approximately 21%, 12%, 10% and 10% of the Partnership’s interest income. For the nine months ended September 30, 2017, the Partnership had four leases which accounted for approximately 18%, 14%, 13%, and 11% of the Partnership’s interest income.

At September 30, 2018, the Partnership had four lessees which accounted for approximately 43%, 20%, 18% and 15% of the Partnership’s investment in finance leases. At September 30, 2017, the Partnership had four lessees which accounted for approximately 33%, 20%, 18% and 10% of the Partnership’s investment in finance leases. At September 30, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At September 30, 2018, the Partnership had four lessees which accounted for approximately 35%, 32%, 14% and 12% of the Partnership’s investment in equipment notes receivable. At September 30, 2017, the Partnership had four lessees which accounted for approximately 36%, 29%, 16% and 11% of the Partnership’s investment in equipment notes receivable. At September 30, 2018, the Partnership had four lessees which accounted for approximately 17%, 17%, 15% and 15% of the Partnership’s investment in collateralized loans receivable. At September 30, 2017, the Partnership had four lessees which accounted for approximately 32%, 16%, 13% and 10% of the Partnership’s investment in collateralized loans receivable. At September 30, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases.

14.	Geographic Information

Geographic information for revenue for the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30, 2018
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$252,000	$—	$—	$252,000
Finance income	$316,690	$21,802	$—	$338,492
Interest income	$525,648	$481,573	$187,044	$1,194,265
Income from equipment investment through SPV	$—	$4,774,457	$—	$4,774,457

	Three Months Ended September 30, 2017 (unaudited)
	United States	Europe	Mexico	Total
Revenue:
Rental income	$332,160	$—	$—	$332,160
Finance income	$641,840	$30,242	$—	$672,082
Interest income	$1,201,925	$—	$—	$1,201,925
Investment income from equity method investments	$6,792	$—	$—	$6,792
Income from equipment investment through SPV	$—	$4,035,381	$—	$4,035,381

Geographic information for revenue for the nine months ended September 30, 2018 and 2017 was as follows:

	Nine Months Ended September 30, 2018
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$756,000	$—	$—	$756,000
Finance income	$981,716	$71,955	$—	$1,053,671
Interest income	$1,301,064	$1,678,573	$799,837	$3,779,474
Income from equipment investment in SPV	$—	$13,377,655	$—	$13,377,655

	Nine Months Ended September 30, 2017 (unaudited)
	United States	Europe	Mexico	Total
Revenue:
Rental income	$1,342,436	$—	$—	$1,342,436
Finance income	$1,606,981	$96,547	$—	$1,703,528
Interest income	$3,950,621	$—	$—	$3,950,621
Investment loss from equity method investments	$(5,148)	$—	$—	$(5,148)
Gain on sale of assets	$120,601	$142,422	$—	$263,023
Income from equipment investment through SPV	$-	$11,072,567	$-	$11,072,567

Geographic information for long-lived assets at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Long-lived assets:
Investment in finance leases, net	$3,636,617	$1,055,518	$—	$4,692,135
Investments in equipment subject to operating leases, net	$4,588,860	$—	$—	$4,588,860
Equipment notes receivable, including accrued interest	$12,096,128	$2,261,811	$2,000,000	$16,357,939
Equipment investment through SPV	$—	$32,075,023	$—	$32,075,023
Collateralized loan receivable, including accrued interest	$10,461,691	$24,106,240	$6,849,998	$41,417,929

	December 31, 2017
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,116,760	$269,079	$—	$7,412,839
Investments in equipment subject to operating leases, net	$5,557,494	$—	$—	$5,557,494
Equipment notes receivable, including accrued interest	$12,668,268	$2,189,488	$2,000,000	$16,857,756
Equipment investment through SPV	$—	$34,094,204	$—	$34,094,204
Collateralized loan receivable, including accrued interest	$5,821,153	$21,788,885	$13,524,438	$41,134,476

15.	Indemnifications

The Partnership enters into contracts that contain a variety of indemnifications. The Partnership’s maximum exposure under these arrangements is not known.

In the normal course of business, the Partnership enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, and management contracts. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties, in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations, to also assume an obligation to indemnify and hold the other contractual party harmless for such breaches, and for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the General Partner and Investment Manager, no liability will arise as a result of these provisions. The General Partner and Investment Manager know of no facts or circumstances that would make the Partnership’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Partnership believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Partnership’s similar commitments is remote. Should any such indemnification obligation become payable, the Partnership would separately record and/or disclose such liability in accordance with U.S. GAAP.

16.	Subsequent Events

On November 6, 2018, the Partnership funded an additional $692,586 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

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

Recent Significant Transactions

In July 2018, Juliet entered into an assignment agreement with a third party whereby Juliet purchased a $2,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum and matures on July 31, 2019. During August 2018, the Partnership and Juliet advanced a total of $1,715,500 (85% of principal plus accrued interest) for this note.

On May 30, 2018, the Partnership entered into a loan agreement and a $5,000,000 promissory note with a borrower. On June 21, 2018, the Partnership assigned $3,400,000 of this note to Juliet. On that same date, the Partnership and Juliet funded the $5,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum, payable quarterly in arrears beginning on September 30, 2018, and matures on May 30, 2028.

International Leasing Company

During the nine months ended September 30, 2018, the Partnership funded an additional total of $2,244,538 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases.

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

Results of Operations for the Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Our revenue for the three months ended September 30, 2018 as compared to three months ended September 30, 2017 is summarized as follows:

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$252,000	$332,160
Finance income	338,492	672,082
Interest income	1,194,265	1,201,925
Income from equipment investment through SPV	4,774,457	4,035,381
Investment income from equity method investments	—	6,792
Other income	570	13,437
Total Revenue	$6,559,214	$6,261,777
Provision for lease, note, and loan losses	—	319,715
Revenue less provision for lease, note, and loan losses	$6,559,214	$5,942,062

For the three months ended September 30, 2018, we earned $252,000 in rental income primarily from various operating leases of helicopters from SQN Helo. We also recognized $1,194,265 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $338,492 in finance income from various finance leases. We also recognized income of $4,774,457 from our equipment investment through SPV. The increase in our total revenue in 2018 as compared to 2017 is primarily a result of the increase in income from our equipment investment through SPV from the Marine transaction offset by the decrease in our rental, finance and interest income in 2018 compared to 2017.

Our expenses for the three months ended September 30, 2018 (“2018 Quarter”) as compared to three months ended September 30, 2017 (“2017 Quarter”) are summarized as follows:

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Depreciation and amortization	344,314	962,854
Professional fees	144,573	105,068
Administration expense	9,475	11,103
Interest expense	1,140,138	1,152,812
Other expenses	36,875	17,952
Expenses from equipment investment through SPV	4,847,915	4,289,422
Total Expenses	$6,898,290	$6,914,211

Foreign currency transaction losses (gains)	$92,545	$(100,361)

For the three months ended September 30, 2018 and 2017 we incurred $6,898,290 and $6,914,211 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2018 as compared to 2017. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $344,314 in depreciation and amortization expense. We also incurred $144,573 in professional fees. In conjunction with the Marine, Juliet and Helo transactions, we assumed approximately $17,104,000, $26,600,000 and $9,300,000, respectively in loans payable with various third parties which resulted in $1,140,138 in interest expense during the three months ended September 30, 2018. We also incurred expenses of $4,847,915 from our equipment investment through SPV. The decrease in depreciation and amortization in 2018 as compared to 2017 is a result of the decrease in operating leases during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended September 30, 2018 of $431,621, prior to the allocation for non-controlling interest as compared to a net loss of $871,788 for the 2017 Quarter. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the three months ended September 30, 2018, the non-controlling interest recognized net income of $407 due to its interest in Alpha and a net loss of $7,346 due to its interest in CONT Feeder.

Results of Operations for the Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Our revenue for the nine months ended September 30, 2018 as compared to nine months ended September 30, 2017 is summarized as follows:

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Revenue:
Rental income	$756,000	$1,342,436
Finance income	1,053,671	1,703,528
Interest income	3,779,474	3,950,621
Income from equipment investment through SPV	13,377,655	11,072,567
Investment loss from equity method investments	—	(5,148)
Gain on sale of assets	—	263,023
Other income	893	40,274
Total Revenue	$18,967,693	$18,367,301
Provision for lease, note, and loan losses	1,485,167	319,715
Revenue less provision for lease, note, and loan losses	$17,482,526	$18,047,586

For the nine months ended September 30, 2018, we earned $756,000 in rental income primarily from various operating leases of helicopters from SQN Helo. We also recognized $3,779,474 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $1,053,671 in finance income from various finance leases. We also recognized income of $13,377,655 from our equipment investment through SPV. We also incurred a provision for lease, note, and loan losses of $1,485,167 as a result of an impairment loss on an equipment notes receivables during the nine months ended September 30, 2018. The increase in our total revenue in 2018 as compared to 2017 is a result of an increase in income from our equipment investment through SPV from the Marine transaction offset by the decrease in our rental, finance and interest income in 2018 compared to 2017.

Our expenses for the nine months ended September 30, 2018 (“2018 Period”) as compared to nine months ended September 30, 2017 (“2017 Period”) are summarized as follows:

	September 30, 2018	September 30, 2017
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$1,125,000	$1,125,000
Depreciation and amortization	1,034,184	2,277,513
Professional fees	350,236	442,216
Administration expense	44,022	50,235
Interest expense	3,412,044	3,687,328
Other expenses	157,224	56,777
Expenses from equipment investment through SPV (including depreciation expense of approx. $2,030,000)	13,526,104	13,986,567
Total Expenses	$19,648,814	$21,535,636

Foreign currency transaction losses (gains)	$400,522	$(326,890)

For the nine months ended September 30, 2018 and 2017 we incurred $19,648,814 and $21,535,636 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2018 as compared to 2017. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $1,034,184 in depreciation and amortization expense. We also incurred $350,236 in professional fees. In conjunction with the Marine, Juliet and Helo transactions, we assumed approximately $17,104,000, $26,600,000 and $9,300,000, respectively in loans payable with various third parties which resulted in $3,412,044 in interest expense during the nine months ended September 30, 2018. We also incurred expenses of $13,526,104 from our equipment investment through SPV. The decrease in depreciation and amortization in 2018 as compared to 2017 is a result of the decrease in operating leases during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Net Loss

As a result of the factors discussed above, we reported a net loss for the nine months ended September 30, 2018 of $2,566,810, prior to the allocation for non-controlling interest as compared to a net loss of $3,161,160 for the 2017 Period. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the nine months ended September 30, 2018, the non-controlling interest recognized net income of $1,593 due to its interest in Alpha and a net loss of $14,845 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$3,634,618	$846,442
Investing activities	$587,655	$8,939,561
Financing activities	$(4,682,210)	$(10,279,795)

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

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2018 was $3,634,618 and was primarily driven by the following factors; (i) an increase of approximately $3,954,000 in minimum rents receivable for finance leases acquired primarily from consolidation of SQN Helo (ii) approximately $3,725,000 in accrued interest income from equipment notes and collateralized loans receivable (iii) approximately $1,782,000 in accrued interest on note payable, (iv) approximately $1,034,000 in depreciation and amortization expense and (v) approximately $1,485,000 in provision for lease, note and loan losses. Offsetting these fluctuations was a net loss for the nine months ended September 30, 2018 of approximately $2,754,000, a decrease in finance income of approximately $1,054,000, a decrease in accrued interest income of approximately $3,462,000 and an increase in other assets of approximately $1,286,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that we will generate greater net cash inflows from operations principally from interest payments received from equipment notes receivable and from rental payments received from lessees.

Investing Activities

Cash provided by investing activities was $587,655 for the nine months ended September 30, 2018. This was related to cash paid for equipment notes receivable of approximately $1,485,000, and for cash paid for collateralized loans receivable of approximately $8,960,000 from our collateralized loans receivable. Offsetting these fluctuations was an increase to equipment investment through SPV of approximately $2,019,000, and cash received collateralized loans receivable of approximately $8,461,000.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2018 was $4,682,210 and was primarily due to principal payments of approximately $3,191,000 on loans with unrelated lenders and payments for distributions totaling approximately $1,489,000.

Distributions

During the nine months ended September 30, 2018, we made cash distributions to our Limited Partners totaling $1,489,247. We did not make a cash distribution to the General Partner during the nine months ended September 30, 2018; and accrued $14,892 for distributions due to the General Partner which resulted in a distributions payable to General Partner of $129,573 at September 30, 2018.

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

Contractual Obligations

None.

Subsequent Events

On November 6, 2018, the Partnership funded an additional $692,586 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There was no other change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2018

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

