Form 10-K
period 2018-12-31
SQN AIF IV, L.P.
filed 2019-04-01
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Number of outstanding units of limited partnership interests of the registrant on April 1, 2019 was 74,527.94.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN AIF IV L.P. and Subsidiaries

Annual Report on Form 10-K for Year Ended December 31, 2018

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

Our income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. We are currently in the Liquidation Period. The Offering Period concluded on April 2, 2016, which was three years from the date we were declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, we planned to invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of the our initial closing, which occurred on May 29, 2013 and will last for three years unless extended at the sole discretion of the General Partner. The General Partner had extended the Operating Period for an additional one year. The Liquidation Period, which began on May 30, 2017, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

SQN Securities, LLC (“Securities”), a Delaware limited liability company, in its capacity as our selling agent, received an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, we receive from the sale of our Units to the General Partner or its affiliates). Securities was acting as our exclusive selling agent. In addition, we paid a 7% sales commission to broker-dealers unaffiliated with our General Partner who sold our Units, on a best efforts basis. When the 7% sales commission was not required to be paid, we applied the proceeds that would otherwise be payable as sales commission toward the purchase of additional fractional Units at $1,000 per Unit.

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

On December 2, 2015, the Partnership formed a special purpose entity SQN Juliet, LLC (“Juliet”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On December 29, 2015, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matured on December 29, 2016. On April 22, 2016, this loan was amended and extended as part of the amended participation agreement. On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) for $6,416,092. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. In December 2018, the Termination Date was extended to December 31, 2019. On December 29, 2015, a participation agreement was entered into between a third party (“Juliet Participation A”), the Partnership (“Juliet Participation B”), and Juliet. In connection with the participation agreement, the Partnership assigned to Juliet various finance leases and equipment notes receivables with a total value equal to $4,866,750. Under the agreement, Juliet created two collateralized participation interests for the underlying loans (“Underlying Loans”); Juliet Participation A’s principal balance is $3,071,000 and accrues interest at 8.5% per annum and Juliet Participation B’s principal balance is the value of their assigned finance leases and equipment notes receivable of $4,866,750. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On April 22, 2016, the participation agreement dated December 29, 2015 between Juliet Participation A, Juliet Participation B, and Juliet was amended and restated. In connection with the amended participation agreement, Juliet Participation A funded Juliet cash of approximately $8,511,000 and assigned their interests of approximately $3,986,000 in a loan facility for a wood pellet business in Texas, which along with the outstanding principal payable balance of approximately $2,124,000 on the Just Loans transaction resulted in a Juliet Participation A balance of approximately $14,621,000. Under the amended agreement, Juliet Participation A’s principal balance accrues interest at 6% per annum and Juliet Participation B’s principal balance accrues interest at 12% per annum. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On December 13, 2016, Juliet advanced a total of $740,160 to the Just Loans borrowers. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a gain of $142,422. On March 31, 2017, the Partnership advanced a total of $374,610 to the Just Loans borrowers. On April 28, 2017, the Partnership advanced a total of $370,187 to the Just Loans borrowers.

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

At December 31, 2018, we had total assets of $107,892,364. Of this amount, $100,871,445 was for various investments: (i) $3,424,703 related to investments in finance leases, (ii) $3,758,982 related to investments in equipment subject to operating leases, (iii) $12,010,957 was associated with a portfolio of equipment notes receivable and accrued interest, (iv) $47,487,862 was associated with a portfolio of collateralized loans receivable and accrued interest, (v) a residual value investment in equipment on lease of $2,775,060, and (vi) an equipment investment through SPV of $31,413,881. We also had initial direct costs of $130,505 associated with the origination and funding of lease assets, and other assets of $4,055,357. For the year ended December 31, 2018, we had a net loss of $9,496,424.

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

At December 31, 2018 and 2017, our investment portfolio consisted of the following transactions:

Aircraft

In connection with the consolidation of SQN Helo, the Partnership holds two helicopter finance leases with two different third parties. As of December 31, 2016, these finance leases has a net book value of $3,378,129. One finance lease requires 18 monthly payments of $79,167 which commenced in August 2016. Upon expiration of an operating lease in August 2017, the lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. This finance lease requires 24 monthly payments of $79,167 which commenced in August 2017. The other finance lease requires 48 monthly payments of $32,500 commencing in April 2017. At December 31, 2018, there were no significant changes to these leases.

Aircraft Parts Equipment

In December 2016, the lease agreement for aircraft rotable parts equipment for approximately $775,000 was amended and extended for an additional 18 months. The amended finance leases require 18 monthly payments in aggregate of $90,116 commencing on December 16, 2016. This lease matured in June 2018 and the customer maintained all rights to the aircraft rotable parts equipment.

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 which commenced on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016. On February 1, 2019, Juliet amended and extended both leases. The amended finance leases require 12 total monthly payments of $36,253 commencing on February 1, 2019.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950. This lease matured in June 2018 and the customer maintained all rights to the furniture, fixtures and equipment.

Anaerobic Digestion Plant

On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced (as described in Note 4) and the Partnership reclassified the equipment note to investment in finance lease. The lease requires 20 quarterly payments of £41,616 ($59,823 applying exchange rate of 1.4375 at May 16, 2016) began on April 30, 2016. In 2018, with an effective date of November 2017, the lease agreement was amended and extended till November 2022. The amended finance lease requires 6 monthly payments of £5,000 commencing in November 2017 and 54 monthly payments of £14,700 commencing in May 2018. As of December 31, 2018, this finance lease is in non-accrual status as a result of non-payment. During the year ended December 31, 2018, the Partnership placed a reserve on this asset of $500,000.

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

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At December 31, 2018, there were no significant changes to this lease.

Medical Equipment

On March 31, 2014, the Partnership entered into a finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. On December 30, 2015, the Partnership assigned this finance lease to Juliet. The finance lease matured on March 31, 2018 and the customer maintained all rights to the medical equipment.

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment. On January 18, 2017, the Partnership entered into an assignment agreement to sell the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,021,250 ($3,893,165 principal and $128,085 accrued interest). On March 29, 2017, the Partnership entered into an assignment agreement to repurchase the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,107,294 ($3,893,165 principal and $214,129 purchase interest). On April 17, 2017, the borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received monthly payments in accordance with terms from this borrower through February 28, 2017. During the year ended December 31, 2018, the Partnership and Juliet funded an aggregate total of $1,485,167 to the borrower. As of December 31, 2018, the March 2017 through December 2018 monthly payments are outstanding, therefore this loan facility is in non-accrual status as a result of the bankruptcy and of non-payment. As of December 31, 2018 and December 31, 2017, the Partnership placed a reserve on this asset of $4,307,936 and $1,022,742, respectively.

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

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the years ended December 31, 2018 and 2017, the equipment notes earned interest income of $36,092 and $44,742, respectively.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after December 31, 2016 on September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. In December 2018, the Termination Date was extended to December 31, 2019. On December 29, 2015, Juliet advanced a total of $2,974,000 to the Just Loans borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the Just Loans borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the Just Loans borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the Just Loans borrowers. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $436,028 and $479,778, respectively. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017, the Partnership advanced a total of $374,610 to the Just Loans borrowers. On April 28, 2017, the Partnership advanced a total of $370,187 to the Just Loans borrowers.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789, and is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan matured on November 30, 2018. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $183 and $748, respectively. As of December 31, 2018, the Partnership placed a reserve on this asset of $5,950. As of December 31, 2018, the note balance is $0.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $7,934 and $7,470, respectively.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $10,972 and $14,787, respectively.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of $117,000 which the Partnership received on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $22,942 and $84,295, respectively.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in January 2019. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the years ended December 31, 2018, 2017, 2016 and 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. During the years ended December 31, 2018 and 2017, the Partnership placed a reserve on this asset of $1,000,000 and $1,043,347, respectively. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the remaining outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $32,577 and $53,261, respectively.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. In May 2018, the maturity date of the promissory note was extended to December 31, 2018. On December 31, 2018, the promissory note was amended as follows: (i) borrower will make a payment of $5,000 by December 31, 2018; (ii) borrower will make a payment of $50,000 by March 31, 2019; (iii) commencing on April 1, 2019, borrower will make 36 monthly payments of $4,571; and (iv) the maturity date of the promissory note was extended to March 31, 2022. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $21,023 and $32,204, respectively.

Loan Note

In July 2018, Juliet entered into an assignment agreement with a third party whereby Juliet purchased a $2,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum and matures on July 31, 2019. During August 2018, the Partnership and Juliet advanced a total of $1,715,500 (85% of principal plus accrued interest) for this note. For the period ended December 31, 2018, the promissory note earned interest income of $60,780. On March 28, 2019, Juliet advanced the remaining $300,000 of this promissory note.

Loan Note

On May 30, 2018, the Partnership entered into a loan agreement and a $5,000,000 promissory note with a borrower. On June 21, 2018, the Partnership assigned $3,400,000 of this note to Juliet. On that same date, the Partnership and Juliet funded the $5,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum, payable quarterly in arrears beginning on June 30, 2018, and matures on May 30, 2028. For the period ended December 31, 2018, the promissory note earned interest income of $268,750. On December 31, 2018, Juliet assigned $3,400,000 of this note to the Partnership.

Motion Picture Production Company

On July 20, 2017, the Partnership, through Juliet, provided secured financing in the amount of $3,867,435 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. During the year ended December 31, 2018, the Partnership received total interest payments of $303,898.

Motion Picture Production Company

On September 23, 2016, the Partnership, through its investment in Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. The loan was extended to September 22, 2019. During the year ended December 31, 2018, the Partnership received total payments of principal and interest of $700,283.

Motion Picture Production Company

On September 12, 2016, the Partnership, through its investment in Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. The loan was extended to September 12, 2020. During the year ended December 31, 2018, the Partnership received total interest payments of $58,456.

Equipment Leasing Company

From July 21, 2016 through December 31, 2017, the Partnership funded a total of $12,342,624 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. During the year ended December 31, 2018, the Partnership funded an additional total of $3,953,126 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. During the year ended December 31, 2018, the Partnership received total payments of principal and interest of $6,688,653 from this wholesale financing arrangement. In June 2018, Juliet sold a portion of this loan facility to SQN AFIF in the form of a senior participation interest for total cash proceeds of $5,568,262. SQN AFIF’s principal balance is $6,125,700 and accrues interest at 10.75% per annum. SQN AFIF’s participation interest is senior to Juliet’s interest.

Motion Picture Production Company

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. In June 2018, the maturity date of the loan facility was extended to May 5, 2020. During the year ended December 31, 2018, the Partnership received total interest payments of $12,815.

Loan Note

On April 25, 2016, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s loan facility. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604. In March 2017, the Partnership received total payments of $335,644. In August 2017, the Partnership received total payments of $305,550. In February 2018, the Partnership received total payments of $278,919. In August 2018, the Partnership received total payments of $253,133.

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

Loan Note Instrument

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument was scheduled to mature on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. On November 30, 2016, the Loan Note Instruments were amended and the maturity date was extended to November 30, 2017. As of December 31, 2017 and 2016, the Loan Note Principal balance was $4,148,419. On February 28, 2018, the Loan Note Instruments were cancelled and replaced with a Loan Note Instrument of €5,167,426, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019. During the year ended December 31, 2018, the Partnership received a payment of €126,979 ($145,377 applying exchange rate of 1.1449 at June 6, 2018). On December 31, 2018, the Partnership assigned this Loan Note Instrument to Juliet.

Loan Note

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024. During the year ended December 31, 2018, the Partnership received interest payments of $220,000.

Loan Note

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the years ended December 31, 2018, 2017, 2016 and 2015, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

Equipment Investment through SPV

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of December 31, 2018, the Partnership has an aggregate investment balance of $31,413,881 consisting of feeder vessels of $29,686,136, drydocking fees of $1,458,807 and inventory supplies of $268,938.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the years ended December 31, 2018 and 2017, CONT Feeder recorded income of approximately $17,598,000 and $15,416,000, respectively, from charter rental fees less total expenses of $18,653,000 and $21,247,000, respectively. For the year ended December 31, 2018, expenses consist of ship operating expenses of approximately $12,081,000, general and administrative expenses of approximately $2,654,000, depreciation expense of approximately $2,707,000, and interest expense of approximately $1,211,000 resulting in a net loss of approximately $1,055,000. For the year ended December 31, 2017, expenses consist of ship operating expenses of approximately $11,333,000, general and administrative expenses of approximately $3,330,000, depreciation expense of approximately $5,338,000, and interest expense of approximately $1,246,000 resulting in a net loss of approximately $5,831,000.

Smart Safes

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of December 31, 2018, the Partnership had advanced a net total of $2,775,060. On December 31, 2018, the Partnership assigned this residual value investment to Marine.

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

Financial Information Regarding Geographic Areas

We have long-lived assets, which include finance leases, operating leases, residual value investments and project financings, and we generate revenues in geographic areas outside of the United States of America. For additional information, refer to Part II. Item 8. Financial Statement and Supplementary Data, Note 18 Geographic Information in our consolidated financial statements included in this Annual Report on Form 10-K.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Units are not publicly traded and there is no established public trading market for our Units. It is unlikely that any such market will develop.

Title of Class	Number of Partners at April 1, 2019
General Partner	1
Limited Partners	1,503

During the years ended December 31, 2018 and 2017, we made cash distributions to our Limited Partners totaling $1,489,247 and $4,460,815, respectively, and accrued $0 and $0 respectively, for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $0 and $0 at December 31, 2018 and 2017, respectively. We did not make a cash distribution to the General Partner during the years ended December 31, 2018 and 2017, respectively; and accrued $14,892 and $29,565, respectively, for distributions due to the General Partner which resulted in a distributions payable to General Partner of $129,573 and $114,681 at December 31, 2018 and 2017, respectively.

We are required pursuant to FINRA Rule 2310(b)(5) to disclose in each annual report distributed to our Limited Partners a per Unit estimated value of our Units, the method by which we developed the estimated value, and the date used to develop the estimated value. In addition, our Investment Manager prepares statements of our estimated Unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our Units. For these purposes, the estimated value of our Units is deemed to be $1,000 per Unit at December 31, 2018. This estimated value is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities and should not be used for any other purpose. Because this is only an estimate, we may subsequently revise this valuation.

During the offering of our Units and consistent with NASD Rule 2340(c), the value of our Units are estimated to be the offering price of $1,000 per Unit. At December 31, 2018, we were in our Liquidation Period which we began on May 30, 2017.

Following the completion of our Offering Period, the estimated value of our Units was based on fair value assumptions of our various equipment investments using cash flow modeling techniques. To estimate the cash flow for each investment, we calculate the sum of: (i) the unpaid balance of minimum rents for our finance lease, (ii) amounts that will reasonably be expected to be collectible from our notes receivable, (iii) future rental income payments from non-cancellable lease agreements for equipment subject to operating leases and (iv) the residual value of our equipment leases, all discounted to arrive at the net present value for each such transaction and (v) our cash on hand. From this amount, we then subtract our total liabilities outstanding and then divide that difference by the total number of Units outstanding for the period.

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

Item 6. Selected Financial Data

The selected financial data should be read in conjunction with the consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017
Total revenue less provision for lease, note and loan losses	$18,061,549	$21,649,403
Net loss	$(9,496,424)	$(8,947,762)
Net loss allocable to Limited Partners	$(9,299,060)	$(8,282,877)
Weighted average number of limited partnership interests outstanding	74,527.94	75,029.91
Net loss per weighted average number of limited partnership interests outstanding	$(124.77)	$(110.39)
Distributions paid to Limited Partners	$1,489,247	$2,956,519
Distributions per weighted average number of limited partnership interests outstanding	$19.98	$39.40

	December 31,
	2018	2017
Total assets	$107,892,364	$111,942,070
Partners’ Equity	$25,266,065	$36,164,394

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

We are currently in the Liquidation Period. The Offering Period concluded on April 2, 2016, which is three years from the date we were declared effective by the SEC. During the Operating Period, we planned to invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and concluded on May 29, 2017. The Liquidation Period, which began on May 30, 2017, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

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

Current Business Environment and Outlook

We believe that 2019 will continue to present attractive opportunities for equipment lease and asset finance investments. The Federal Reserve Board increased its benchmark interest rate several times in 2018, and is expected to further increase rates in 2019 making our financing more cost competitive with banks. While we expect interest rates to increase further during 2019, increases in interest rates generally result in increased returns on asset based investments. As lending institutions, such as banks, raise the interest rates they charge borrowers, the financing provided by us will become more cost competitive, and our market for potential investments will broaden. Although increase in interest rates will increase the cost of leverage, we do not expect a significant net effect on our gross margins because we do not plan on utilizing significant leverage in our portfolio. Our single investor leases and loans should benefit from any increase in interest rates over the long term. The competitive environment is firming up with a few large participants exiting the market, but with a growing number of well capitalized new participants prepared to absorb market share. As the market settles, we believe there is more opportunity than there has been in years to acquire seasoned portfolios of equipment leases and loans. We also believe that there may be opportunity for consolidation in the next year or two. Overall we think that businesses have a positive outlook for growth in 2019 and we anticipate capital asset and equipment acquisition will be an essential part of that growth.

Current Industry Trends

According to the Equipment Leasing and Finance Foundation’s “2019 Equipment Leasing and Financing U.S. Economic Outlook” the U.S. economy’s growth in 2019 is poised to experience moderately strong growth of 2.3% while equipment and software investment should expand by about 4.1%. We believe that the U.S. economy appears to be back on solid footing and that credit market conditions are healthy and are not expected to inhibit business investment or the equipment finance industry. We also believe that U.S. manufacturing activity will increase over the near term with support from the current administration, that materials handling equipment investment growth and medical equipment investment growth will remain stable and that all other industrial equipment investment growth will likely rebound. We anticipate that railroad, aircraft and ship equipment investment growth will continue to strengthen, that trucks investment growth is poised to accelerate and that computers investment growth is likely to improve. While we do not anticipate making significant investment in these asset classes, we believe that the anticipated increases in investment growth in these classes will tie up a substantial amount of capital of other asset finance companies.

Equipment and software investment increased at a robust rate in the first half of 2018, driven by more preferable tax treatment and a general upswing in the U.S. economy. However, growth slowed in the third and fourth quarter of 2018. The economy remains generally healthy, and business conditions in the equipment finance industry remain favorable, and investment in the majority of equipment verticals should post moderate growth for at least the first half of 2019.We believe that the rebound in the energy sector is a key contributing factor towards the rebound in equipment investment, and that the rebound in the energy sector will benefit several equipment verticals. After a breakout year in 2018 during which equipment and software investment posted its fastest growth since 2012, the economy is on good footing heading into 2019. Business and consumer confidence remain elevated and the labor market is strong. We also believe that most other verticals are exhibiting positive signs and appear primed to improve during 2019.

Recent Significant Transactions

Loan Note

In July 2018, Juliet entered into an assignment agreement with a third party whereby Juliet purchased a $2,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum and matures on July 31, 2019. During August 2018, the Partnership and Juliet advanced a total of $1,715,500 (85% of principal plus accrued interest) for this note. On March 28, 2019, Juliet advanced the remaining $300,000 of this promissory note.

Loan Note

On May 30, 2018, the Partnership entered into a loan agreement and a $5,000,000 promissory note with a borrower. On June 21, 2018, the Partnership assigned $3,400,000 of this note to Juliet. On that same date, the Partnership and Juliet funded the $5,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum, payable quarterly in arrears beginning on September 30, 2018, and matures on May 30, 2028. On December 31, 2018, Juliet assigned $3,400,000 of this note to the Partnership.

International Leasing Company

During the year ended December 31, 2018, the Partnership funded an additional total of $3,953,126 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. During the year ended December 31, 2018, the Partnership received total payments of principal and interest of $6,688,653 from this wholesale financing arrangement. In June 2018, Juliet sold a portion of this loan facility to SQN AFIF in the form of a senior participation interest for total cash proceeds of $5,568,262. SQN AFIF’s principal balance is $6,125,700 and accrues interest at 10.75% per annum. SQN AFIF’s participation interest is senior to Juliet’s interest.

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

Asset Impairments

The significant assets in our investment portfolio are periodically reviewed, no less frequently than annually or when indicators of impairment exist, to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss will be recognized only if the carrying value of a long-lived asset is not recoverable and exceeds its fair value. If there is an indication of impairment, we will estimate the future cash flows (undiscounted and without interest charges) expected from the use of the asset and its eventual disposition. Future cash flows are the future cash in-flows expected to be generated by an asset less the future out-flows expected to be necessary to obtain those in-flows. If an impairment is determined to exist, the impairment loss will be measured as the amount by which the carrying value of a long-lived asset exceeds its fair value and recorded in the statement of operations in the period the determination is made.The events or changes in circumstances that generally indicate that an asset may be impaired are, (i) the estimated fair value of the underlying equipment is less than its carrying value, (ii) the lessee is experiencing financial difficulties and (iii) it does not appear likely that the estimated proceeds from the disposition of the asset will be sufficient to satisfy the residual position in the asset. The preparation of the undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, the residual value expected to be realized upon disposition of the asset, estimated downtime between re-leasing events and the amount of re-leasing costs. Our Investment Manager’s review for impairment includes a consideration of the existence of impairment indicators including third-party appraisals, published values for similar assets, recent transactions for similar assets, adverse changes in market conditions for specific asset types and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of the asset.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has determined that ASU No 2014-09 will not have a significant impact on its consolidated financial statements. The Partnership has adopted ASU No 2016-15 and has determined there was no significant impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Business Overview

We are currently in the Liquidation Period. The Offering Period concluded on April 2, 2016, which is three years from the date we were declared effective by the SEC. During the Operating Period, we planned to invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and concluded on May 29, 2017. The Liquidation Period, which began on May 30, 2017, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner.

During our Operating Period, which began on May 29, 2013, the date of our initial closing, and concluded on May 29, 2017, we planned to use the majority of our net offering proceeds from Limited Partner capital contributions to acquire our initial investments. As our investments mature, we anticipate reinvesting the cash proceeds in additional investments in leased equipment and project financing transactions, to the extent that the cash will not be needed for expenses, reserves and distributions to our Limited Partners. During this time-frame we expect both rental income and finance income to increase substantially as well as related expenses such as depreciation and amortization. During the Operating Period, we believe the majority of our cash outflows will be from investing activities as we acquire additional investments and to a lesser extend from financing activities from our paying quarterly distributions to our Limited Partners. Our cash flow from operations is expected to increase, primarily from the collection of rental and interest payments.

Results of Operations for the Year Ended December 31, 2018 (“2018”) as compared to the Year Ended December 31, 2017 (“2017”)

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

We are currently in the Liquidation Period. During the Operating Period, we invested most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. Through April 2, 2016, we admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. We received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units. For the years ended December 31, 2018 and 2017, we paid or accrued an underwriting fee to Securities totaling $0.

Our revenue for the years ended December 31, 2018 and 2017 is summarized as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenue:
Rental income	$1,008,000	$1,594,436
Finance income	1,272,374	2,159,570
Interest income	4,790,233	5,224,118
Income from equipment investment through SPV	17,598,435	15,416,243
Investment loss from equity method investments	—	(6,435)
Gain on sale of assets	—	263,023
Other income	893	21
Total Revenue	$24,669,935	$24,650,976
Provision for lease, note, and loan losses	6,608,386	3,001,573
Revenue less provision for lease, note, and loan losses	$18,061,549	$21,649,403

For the year ended December 31, 2018, we earned $1,008,000 in rental income primarily from three operating leases of aircraft rotable parts equipment. We also recognized $4,790,233 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $1,272,374 in finance income from various finance leases. We also recognized income of $17,598,435 from our equipment investment through SPV. We also incurred a provision for lease, note, and loan losses of $6,608,386 as a result of an impairment loss on a finance lease and on equipment notes receivables during the year ended December 31, 2018. The slight increase in total revenue in 2018 as compared to 2017 is primarily a result of an increase in income from equipment investment through SPV from the Marine transaction offset by the decrease in our rental, finance and interest income in 2018 compared to 2017.

For the year ended December 31, 2017, we earned $1,594,436 in rental income primarily from three operating leases of aircraft rotable parts equipment. We also recognized $5,224,118 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $2,159,570 in finance income from various finance leases. We also recognized income of $15,416,243 from our equipment investment through SPV. We also incurred a provision for lease, note, and loan losses of $3,001,573 as a result of an impairment loss on a finance lease, equipment notes receivables and an equity method investment during the year ended December 31, 2017.

Our expenses for the years ended December 31, 2018 and 2017 are summarized as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Expenses:
Management fees — Investment Manager	$1,500,000	$1,500,000
Depreciation and amortization	1,374,384	2,622,678
Professional fees	502,726	545,417
Administration expense	55,063	59,483
Interest expense	4,616,661	4,861,808
Other expenses	258,362	112,297
Expenses from equipment investment through SPV (including depreciation expense of approximately $2,707,000 and $5,338,000, respectively)	18,652,776	21,246,550
Total Expenses	$26,959,972	$30,948,233

Foreign currency transaction losses (gains)	$598,001	$(351,068)

For the year ended December 31, 2018, we incurred $26,959,972 in total expenses. There was no increase in management fees paid to our Investment Manager in 2018 as compared to 2017. We pay our Investment Manager a management fee during the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $4,616,661 and $1,374,384 in interest expense and depreciation and amortization expense, respectively. We also incurred $502,726 in professional fees. We also incurred expenses of $18,652,776 from our equipment investment through SPV. The decrease in depreciation and amortization in 2018 as compared to 2017 is a result of the decrease in operating leases during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

For the year ended December 31, 2017, we incurred $30,948,233 in total expenses. We recognized $4,861,808 and $2,622,678 in interest expense and depreciation and amortization expense, respectively. We also incurred $545,417 in professional fees, which is primarily due to consolidation of SQN Helo. We also incurred expenses of $21,246,550 from our equipment investment through SPV.

Net Loss

As a result of the factors discussed above, we reported a net loss for the year ended December 31, 2018 of $9,496,424, prior to the allocation for non-controlling interest, as compared to a net loss of $8,947,762 for the year ended December 31, 2017. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the year ended December 31, 2018, the non-controlling interest recognized net income of $2,000 due to its interest in Alpha and a net loss of $105,434 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Year Ended December 31, 2018	Year Ended December 31, 2017
Cash provided by (used in):
Operating activities	$2,547,879	$(826,865)
Investing activities	$(2,655,706)	$11,729,664
Financing activities	$1,658,001	$(11,660,339)

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

Operating Activities

Cash provided by in operating activities for the year ended December 31, 2018 was $2,547,879 and was primarily driven by the following factors; (i) minimum rents receivable of $4,592,534, (ii) provision for lease, note and loan losses of $6,608,386, (iii) depreciation and amortization of $1,374,384, (iv) and accrued interest on note payable of $2,226,839. Offsetting these fluctuations was a net loss for the year ended December 31, 2018 of $9,496,424, finance income of $1,272,374, and other assets of $1,443,376. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into.

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

Investing Activities

Cash used in investing activities was $2,655,706 for the year ended December 31, 2018. This was primarily related to cash received from collateralized loans receivable of approximately $5,749,000, equipment investment through SPV of approximately $2,680,000, and repayment of equipment notes of approximately $1,242,000. Offsetting these fluctuations was cash paid for collateralized loans receivable of approximately $10,669,000 and cash paid for equipment notes receivable of approximately $1,485,000.

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

Financing Activities

Cash provided by financing activities for the year ended December 31, 2018 was $1,658,001 and was primarily due to cash received of approximately $5,568,000 from non-recourse participation interest payable, offset by cash paid of approximately $2,206,000 in repayments of loan payable and $1,489,000 in Limited Partner distributions.

Cash used in financing activities for the year ended December 31, 2017 was $11,660,339 and was primarily due to cash paid of approximately $7,181,000 in repayments of loan payable, $3,670,000 in financial institutions for equipment notes payable, and $4,461,000 in Limited Partner distributions. Offsetting this decline was cash received from loans payable of approximately $3,760,000.

Distributions

During the years ended December 31, 2018 and 2017, we made cash distributions to our Limited Partners totaling $1,489,247 and $4,460,815, respectively, and accrued $0 and $0 respectively, for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $0 and $0 at December 31, 2018 and 2017, respectively. We did not make a cash distribution to the General Partner during the years ended December 31, 2018 and 2017, respectively; and accrued $14,892 and $29,565, respectively, for distributions due to the General Partner which resulted in a distributions payable to General Partner of $129,573 and $114,681 at December 31, 2018 and 2017, respectively.

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

Contractual Obligations

None.

Subsequent Events

On February 1, 2019, Juliet amended and extended the two finance leases for servers, fixtures and furniture. The amended finance leases require 12 total monthly payments of $36,253 commencing on February 1, 2019.

On March 28, 2019, Juliet advanced the remaining $300,000 of a $2,000,000 promissory note.

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

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of SQN AIF IV, L.P. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SQN AIF IV, L.P. and Subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in partners’ equity, and cash flows for the years then ended, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 1, 2019

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets

Cash and cash equivalents	$2,835,057	$1,284,883
Investments in finance leases, net	3,424,703	7,412,839
Investments in equipment subject to operating leases, net	3,758,982	5,557,494
Equipment notes receivable, including accrued interest of $703,149 and $360,486	12,010,957	16,857,756
Residual value investment in equipment on lease	2,775,060	2,775,060
Initial direct costs, net of accumulated amortization of $416,539 and $392,133	130,505	213,377
Collateralized loans receivable, including accrued interest of $1,455,921 and $3,121,623	47,487,862	41,134,476
Equipment investment through SPV	31,413,881	34,094,204
Other assets	4,055,357	2,611,981
Total Assets	$107,892,364	$111,942,070

Liabilities and Partners’ Equity
Liabilities:
Loans payable	$68,065,196	$68,044,254
Related Party non-recourse participation interest payable	6,266,261	-
Accounts payable and accrued liabilities	3,029,295	2,853,578
Deferred revenue	934,310	395,415
Distributions payable to General Partner	129,573	114,681
Due to SQN Portfolio Acquisition Company, LLC - JV Interest Participation	194,489	194,489
Security deposits payable	12,324	74,581
Total Liabilities	78,631,448	71,676,998

Partners’ Equity (Deficit):
Limited Partners	25,664,846	36,454,353
General Partner	(398,781)	(289,959)
Total Partners’ Equity attributable to the Partnership	25,266,065	36,164,394

Non-controlling interest in consolidated entities	3,994,851	4,100,678

Total Equity	29,260,916	40,265,072
Total Liabilities and Partners’ Equity	$107,892,364	$111,942,070

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Operations

	For the Years Ended
	December 31
	2018	2017

Revenue:
Rental income	$1,008,000	$1,594,436
Finance income	1,272,374	2,159,570
Interest income	4,790,233	5,224,118
Income from equipment investment through SPV	17,598,435	15,416,243
Investment loss from equity method investments	-	(6,435)
Gain on sale of assets	-	263,023
Other income	893	21
Total Revenue	24,669,935	24,650,976
Provision for lease, note, and loan losses	6,608,386	3,001,573
Revenue less provision for lease, note, and loan losses	18,061,549	21,649,403

Expenses:
Management fees - Investment Manager	1,500,000	1,500,000
Depreciation and amortization	1,374,384	2,622,678
Professional fees	502,726	545,417
Administration expense	55,063	59,483
Interest expense	4,616,661	4,861,808
Other expenses	258,362	112,297
Expenses from equipment investment through SPV (including depreciation expense of approximately $2,707,000 and $5,338,000 for the years ending December 31, 2018 and 2017, respectively)	18,652,776	21,246,550
Total Expenses	26,959,972	30,948,233
Foreign currency transaction losses (gains)	598,001	(351,068)
Net loss	(9,496,424)	(8,947,762)

Net loss attributable to non-controlling interest in consolidated entities	(103,434)	(581,220)
Net loss attributable to the Partnership	$(9,392,990)	$(8,366,542)

Net loss attributable to the Partnership
Limited Partners	$(9,299,060)	$(8,282,877)
General Partner	(93,930)	(83,665)
Net loss attributable to the Partnership	$(9,392,990)	$(8,366,542)

Weighted average number of limited partnership interests outstanding	74,527.94	75,029.91

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(124.77)	$(110.39)

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Changes in Partners’ Equity

Years Ended December 31, 2018 and 2017

	Limited Partnership Interests	Total Equity	General Partner	Limited Partners	Non-controlling Interest
Balance, January 1, 2017	74,966.07	$52,308,050	$(176,729)	$47,801,079	$4,683,700

Net loss	-	(8,947,762)	(83,665)	(8,282,877)	(581,220)
Distributions to partners	-	(2,986,084)	(29,565)	(2,956,519)	-
Redemption of non-controlling interest	-	(1,802)	-	-	(1,802)
Redemption of initial Limited Partners’ contributions	-	(107,330)	-	(107,330)	-
Balance, December 31, 2017	74,966.07	40,265,072	(289,959)	36,454,353	4,100,678

Net loss	-	(9,496,424)	(93,930)	(9,299,060)	(103,434)
Distributions to partners	-	(1,504,139)	(14,892)	(1,489,247)	-
Redemption of non-controlling interest	-	(2,393)	-	-	(2,393)
Redemption of initial Limited Partners’ contributions	-	(1,200)	-	(1,200)	-

Balance, December 31, 2018	74,966.07	$29,260,916	$(398,781)	$25,664,846	$3,994,851

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(9,496,424)	$(8,947,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Finance income	(1,272,374)	(2,159,570)
Accrued interest income	(4,393,781)	(4,596,512)
Investment loss from equity method investments	-	6,435
Provision for lease, note, and loan losses	6,608,386	3,001,573
Depreciation and amortization	1,374,384	2,622,678
Gain on sale of assets	-	(263,023)
Foreign currency transaction losses (gains)	593,376	(350,112)
Change in operating assets and liabilities:
Minimum rents receivable	4,592,534	5,374,561
Accrued interest income	3,782,239	2,097,838
Other assets	(1,443,376)	(202,329)
Accounts payable and accrued liabilities	175,717	677,588
Deferred revenue	(137,384)	87,217
Due to SQN Portfolio Acquisition Company, LLC	-	194,489
Security deposits payable	(62,257)	-
Accrued interest on note payable	2,226,839	1,630,064
Net cash provided by (used in) operating activities	2,547,879	(826,865)

Cash flows from investing activities:
Purchase of finance leases	(173,009)	-
Cash received from residual value investments of equipment subject to lease	-	85,093
Cash paid for initial direct costs	-	(32,602)
Cash paid for collateralized loans receivable	(10,668,626)	(12,342,596)
Cash received from collateralized loans receivable	5,748,710	2,594,776
Proceeds from sale of leased assets and equipment notes	-	14,700,768
Equipment investment through SPV	2,680,323	5,397,349
Cash paid for equipment notes receivable	(1,485,167)	(370,187)
Repayment of equipment notes receivable	1,242,063	1,697,063
Net cash (used in) provided by investing activities	(2,655,706)	11,729,664

Cash flows from financing activities:
Cash received from loan payable	-	3,759,787
Repayments of loan payable	(2,205,897)	(7,180,658)
Cash paid to financial institutions for equipment notes payable	-	(3,669,521)
Cash received from non-recourse participation interest payable	5,568,262	-
Cash paid for non-recourse participation interest payable	(211,524)	-
Cash paid for Limited Partner distributions	(1,489,247)	(4,460,815)
Cash paid for Initial Limited Partners contribution redemption	(1,200)	(107,330)
Cash paid for non-controlling interest distributions	(2,393)	(1,802)
Net cash provided by (used in) financing activities	1,658,001	(11,660,339)

Net increase (decrease) in cash and cash equivalents	1,550,174	(757,540)
Cash and cash equivalents, beginning of period	1,284,883	2,042,423
Cash and cash equivalents, end of period	$2,835,057	$1,284,883

The accompanying notes are an integral part of these consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017

Supplemental disclosure of other cash flow information:
Cash paid for interest	$2,099,217	$2,493,197

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in lease purchase agreement	$-	$3,669,521
Distributions payable to General Partner	$14,892	$29,565
Reclassification of equipment subject to operating leases to investment in finance leases	$-	$1,900,008
Increase in operating and finance leases due to consolidation	$-	$(13,232,709)
Increase in equipment notes and loans payable due to consolidation	$-	$12,915,099
Increase in collateralized loans receivable	$(676,279)	$-
Increase in non-recourse participation interest payable	$909,523	$-

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

On December 2, 2015, the Partnership formed a special purpose entity SQN Juliet, LLC (“Juliet”), a limited liability company registered in the state of Delaware which is wholly owned by the Partnership. On December 29, 2015, Juliet entered into a loan agreement with a third party to borrow $3,071,000 for the funding of two loan facilities. The loan accrues interest at the rate of 8.5% per annum and matured on December 29, 2016. On April 22, 2016, this loan was amended and extended as part of the amended participation agreement. On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The funds can be drawn up to the one year anniversary of the loan facilities or December 31, 2016 (“Availability Date”). The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after the Availability Date or September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) for $6,416,092. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. In December 2018, the Termination Date was extended to December 31, 2019. On December 29, 2015, a participation agreement was entered into between a third party (“Juliet Participation A”), the Partnership (“Juliet Participation B”), and Juliet. In connection with the participation agreement, the Partnership assigned to Juliet various finance leases and equipment notes receivables with a total value equal to $4,866,750. Under the agreement, Juliet created two collateralized participation interests for the underlying loans (“Underlying Loans”); Juliet Participation A’s principal balance is $3,071,000 and accrues interest at 8.5% per annum and Juliet Participation B’s principal balance is the value of their assigned finance leases and equipment notes receivable of $4,866,750. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On April 22, 2016, the participation agreement dated December 29, 2015 between Juliet Participation A, Juliet Participation B, and Juliet was amended and restated. In connection with the amended participation agreement, Juliet Participation A funded Juliet cash of approximately $8,511,000 and assigned their interests of approximately $3,986,000 in a loan facility for a wood pellet business in Texas, which along with the outstanding principal payable balance of approximately $2,124,000 on the Just Loans transaction resulted in a Juliet Participation A balance of approximately $14,621,000. Under the amended agreement, Juliet Participation A’s principal balance accrues interest at 6% per annum and Juliet Participation B’s principal balance accrues interest at 12% per annum. Juliet Participation A’s interest is senior to Juliet Participation B’s interest. On December 13, 2016, Juliet advanced a total of $740,160 to the Just Loans borrowers. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017, the Partnership advanced a total of $374,610 to the Just Loans borrowers. On April 28, 2017, the Partnership advanced a total of $370,187 to the Just Loans borrowers.

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

During the years ended December 31, 2018 and 2017, the Partnership made cash distributions to its Limited Partners totaling $1,489,247 and $4,460,815, respectively, and accrued $0 and $0 respectively, for distributions due to Limited Partners which resulted in a distributions payable to Limited Partners of $0 and $0 at December 31, 2018 and 2017, respectively. The Partnership did not make a cash distribution to the General Partner during the years ended December 31, 2018 and 2017, respectively; and accrued $14,892 and $29,565, respectively, for distributions due to the General Partner which resulted in a distributions payable to General Partner of $129,573 and $114,681 at December 31, 2018 and 2017, respectively.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At December 31, 2018, an impairment was determined to exist for a finance lease and equipment notes receivables and an impairment loss was recorded, there is a provision for lease, note and loan losses of $6,608,386. At December 31, 2017, an impairment was determined to exist for a finance lease, equipment notes receivables and an equity method investment and an impairment loss was recorded, there is a provision for lease, note and loan losses of $3,001,573.

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

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions for the years ended December 31, 2018 and 2017, and does not expect any material adjustments to be made. The tax years 2018, 2017 and 2016 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The adoption of ASU 2016-15 becomes effective for fiscal years beginning on January 1, 2018, including interim periods within that reporting period. An entity will apply the amendments within ASU 2016-15 using a retrospective transition method to each period presented. The Partnership has adopted ASU No 2016-15 and has determined there was no significant impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. On July 9, 2015, the FASB approved amendments deferring the effective date by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Early application was permitted but not before the original public entity effective date, i.e., annual periods beginning after December 15, 2016. The Partnership has adopted ASU 2014-09 and has determined there was no significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

3. Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at December 31, 2018.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the years ended December 31, 2018 and 2017, the Partnership paid $1,500,000 in management fee expense to the Investment Manager.

Securities is a Delaware limited liability company and in its capacity as the Partnership’s selling agent received an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership received from the sale of the Partnership’s Units to the General Partner or its affiliates).

For the years ended December 31, 2018 and 2017, the Partnership incurred no underwriting discounts or fees, and made no payments to Securities as the offering period concluded on April 2, 2016.

4. Investments in Finance Leases

At December 31, 2018 and 2017, net investments in finance leases consisted of the following:

	2018	2017
Minimum rents receivable	$1,854,825	$6,639,597
Estimated unguaranteed residual value	1,641,820	2,003,757
Unearned income	(71,942)	(1,230,515)

	$3,424,703	$7,412,839

Aircraft

In connection with the consolidation of SQN Helo, the Partnership holds two helicopter finance leases with two different third parties. As of December 31, 2016, these finance leases has a net book value of $3,378,129. One finance lease requires 18 monthly payments of $79,167 which commenced in August 2016. Upon expiration of an operating lease in August 2017, the lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. This finance lease requires 24 monthly payments of $79,167 which commenced in August 2017. The other finance lease requires 48 monthly payments of $32,500 commencing in April 2017. As of December 31, 2018, the Partnership placed a reserve on the estimated residual value of one of the helicopters of $287,500. At December 31, 2018, the net book value of the helicopters was $2,491,893.

Aircraft Parts Equipment

In December 2016, the lease agreement for aircraft rotable parts equipment for approximately $775,000 was amended and extended for an additional 18 months. The amended finance leases require 18 monthly payments in aggregate of $90,116 commencing on December 16, 2016. This lease matured in June 2018 and the customer maintained all rights to the aircraft rotable parts equipment.

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 which commenced on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016. On February 1, 2019, Juliet amended and extended both leases. The amended finance leases require 12 total monthly payments of $36,253 commencing on February 1, 2019.

Furniture, Fixtures and Equipment, as well as Computer Hardware & Software

On December 30, 2015, the Partnership entered into a finance lease transaction for furniture, fixtures and equipment, as well as computer hardware and software for $1,500,000. The finance lease requires 30 monthly payments of $58,950. This lease matured in June 2018 and the customer maintained all rights to the furniture, fixtures and equipment.

Anaerobic Digestion Plant

On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced and the Partnership reclassified the equipment note to investment in finance lease. The lease requires 20 quarterly payments of £41,616 ($59,823 applying exchange rate of 1.4375 at May 16, 2016) began on April 30, 2016. In 2018, with an effective date of November 2017, the lease agreement was amended and extended till November 2022. The amended finance lease requires 6 monthly payments of £5,000 commencing in November 2017 and 54 monthly payments of £14,700 commencing in May 2018. As of December 31, 2018, this finance lease is in non-accrual status as a result of non-payment. During the year ended December 31, 2018, the Partnership placed a reserve on this asset of $500,000.

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

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At December 31, 2018, there were no significant changes to this lease.

Medical Equipment

On March 31, 2014, the Partnership entered into a finance lease transaction for medical equipment for $247,920. The finance lease requires 48 monthly payments of $7,415. On December 30, 2015, the Partnership assigned this finance lease to Juliet. The finance lease terminated on March 31, 2018 and the customer maintained all rights to the medical equipment.

5. Investment in Equipment Subject to Operating Leases

In connection with the consolidation of SQN Helo, the Partnership holds four helicopter operating leases with two different third parties. As of December 31, 2016, these operating leases had an aggregate net book value of $9,871,737. One operating lease requires monthly payments of $80,160 and expired in August 2017. Upon expiration of operating lease, this lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. The other three operating leases require 48 monthly payments of $32,500, $32,500 and $19,000, respectively, commencing in April 2017. As of December 31, 2018, the Partnership placed an aggregate reserve on the estimated residual value of two of the helicopters of $507,000.

December 31, 2018:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft (Helicopters)	$8,925,030	$5,166,048	$3,758,982
	$8,925,030	$5,166,048	$3,758,982

December 31, 2017:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft (Helicopters)	$9,432,030	$3,874,536	$5,557,494
	$9,432,030	$3,874,536	$5,557,494

Depreciation expense for the years ended December 31, 2018 and 2017 was $1,291,512 and $2,432,309, respectively.

6. Equipment Notes Receivable

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and matures on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment. On January 18, 2017, the Partnership entered into an assignment agreement to sell the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,021,250 ($3,893,165 principal and $128,085 accrued interest). On March 29, 2017, the Partnership entered into an assignment agreement to repurchase the solar products manufacturing equipment note dated June 29, 2016 for cash proceeds of $4,107,294 ($3,893,165 principal and $214,129 purchase interest). On April 17, 2017, the borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received monthly payments in accordance with terms from this borrower through February 28, 2017. During the year ended December 31, 2018, the Partnership and Juliet funded an aggregate total of $1,485,167 to the borrower. As of December 31, 2018, the March 2017 through December 2018 monthly payments are outstanding, therefore this loan facility is in non-accrual status as a result of the bankruptcy and of non-payment. As of December 31, 2018 and 2017, the Partnership placed a reserve on this asset of $4,307,936 and $1,022,742, respectively.

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

For the years ended December 31, 2018 and 2017, the construction equipment notes earned interest income of $499,832 and $671,636, respectively.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the years ended December 31, 2018 and 2017, the equipment notes earned interest income of $36,092 and $44,742, respectively.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The loan is repayable in monthly interest only payments due on the last day of each month. Principal is due nine months after December 31, 2016 on September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. In December 2018, the Termination Date was extended to December 31, 2019. On December 29, 2015, Juliet advanced a total of $2,974,000 to the Just Loans borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the Just Loans borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the Just Loans borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the Just Loans borrowers. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017, the Partnership advanced a total of $374,610 to the Just Loans borrowers. On April 28, 2017, the Partnership advanced a total of $370,187 to the Just Loans borrowers. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $436,028 and $479,778, respectively.

Honey Production Equipment

On December 14, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $12,789, and is secured by honey production equipment. Under the terms of the loan agreement, the borrower is required to make 36 monthly payments of principal and interest of $425. The loan matured on November 30, 2018. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $183 and $748, respectively. As of December 31, 2018, the Partnership placed a reserve on this asset of $5,950. As of December 31, 2018, the note balance is $0.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. In May 2018, the loan note was amended whereby the borrower is required to make 51 monthly payments of principal and interest of $2,450 commencing on June 1, 2018. The amended loan is scheduled to mature on August 31, 2022. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $7,934 and $7,470, respectively.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $10,972 and $14,787, respectively.

Furniture, Fixtures and Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $817,045. The loan is secured by furniture, fixtures and equipment. Under the terms of the loan agreement, the borrower is required to make 35 monthly payments of approximately $26,145, accrues interest at a rate of 18.84% per annum and has a final balloon payment of $117,000 which the Partnership received on November 1, 2018. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $22,942 and $84,295, respectively.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility is scheduled to mature in January 2019. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the years ended December 31, 2018, 2017, 2016 and 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. During the years ended December 31, 2018 and 2017, the Partnership placed a reserve on this asset of $1,000,000 and $1,043,347, respectively. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the remaining outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $32,577 and $53,261, respectively.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and matures in January 2018. In May 2018, the maturity date of the promissory note was extended to December 31, 2018. On December 31, 2018, the promissory note was amended as follows: (i) borrower will make a payment of $5,000 by December 31, 2018; (ii) borrower will make a payment of $50,000 by March 31, 2019; (iii) commencing on April 1, 2019, borrower will make 36 monthly payments of $4,571; and (iv) the maturity date of the promissory note was extended to March 31, 2022. For the years ended December 31, 2018 and 2017, the equipment note earned interest income of $21,023 and $32,204, respectively.

The future principal maturities of the Partnership’s equipment notes receivable at December 31, 2018 are as follows:

Years ending December 31,
2019	$5,357,581
2020	2,449,283
2021	2,224,262
2022	1,082,071
2023	174,611
Thereafter	—
Total	$11,307,808

7. Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. As of December 31, 2018, the Partnership had advanced a net total of $2,775,060. On December 31, 2018, the Partnership assigned this residual value investment to Marine.

8. Collateralized Loan Receivable

In July 2018, Juliet entered into an assignment agreement with a third party whereby Juliet purchased a $2,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum and matures on July 31, 2019. During August 2018, the Partnership and Juliet advanced a total of $1,715,500 (85% of principal plus accrued interest) for this note. For the period ended December 31, 2018, the promissory note earned interest income of $60,781. On March 28, 2019, Juliet advanced the remaining $300,000 of this promissory note.

On May 30, 2018, the Partnership entered into a loan agreement and a $5,000,000 promissory note with a borrower. On June 21, 2018, the Partnership assigned $3,400,000 of this note to Juliet. On that same date, the Partnership and Juliet funded the $5,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum, payable quarterly in arrears beginning on June 30, 2018, and matures on May 30, 2028. For the period ended December 31, 2018, the promissory note earned interest income of $268,750. On December 31, 2018, Juliet assigned $3,400,000 of this note to the Partnership.

On July 20, 2017, the Partnership, through Juliet, provided secured financing in the amount of $3,867,435 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. During the year ended December 31, 2018, the Partnership received total interest payments of $303,898. For the years ended December 31, 2018 and 2017, the loan facility earned interest income of $464,092 and $208,524, respectively.

On September 23, 2016, the Partnership, through Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. The loan was extended to September 22, 2019. During the year ended December 31, 2018, the Partnership received total payments of principal and interest of $700,283. For the years ended December 31, 2018 and 2017, the loan facility earned interest income of $127,682 and $191,970, respectively.

On September 12, 2016, the Partnership, through Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. The loan was extended to September 12, 2020. During the year ended December 31, 2018, the Partnership received total interest payments of $58,456. For the years ended December 31, 2018 and 2017, the loan facility earned interest income of $265,832 and $265,832, respectively.

From July 21, 2016 through December 31, 2017, the Partnership funded a total of $12,342,624 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. During the year ended December 31, 2018, the Partnership funded an additional total of $3,953,126 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. During the year ended December 31, 2018, the Partnership received total payments of principal and interest of $6,688,653 from this wholesale financing arrangement. In June 2018, Juliet sold a portion of this loan facility to SQN AFIF in the form of a senior participation interest for total cash proceeds of $5,568,262. SQN AFIF’s principal balance is $6,125,700 and accrues interest at 10.75% per annum. SQN AFIF’s participation interest is senior to Juliet’s interest. For the years ended December 31, 2018 and 2017, the loans earned interest income of $970,372 and $1,020,225, respectively.

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 24 months after the funding date. In June 2018, the maturity date of the loan facility was extended to May 5, 2020. During the year ended December 31, 2018, the Partnership received total interest payments of $12,815. For the years ended December 31, 2018 and 2017, the loan facility earned interest income of $232,040 and $268,503, respectively.

On April 25, 2016, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s loan facility. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604. In March 2017, the Partnership received total payments of $335,644. In August 2017, the Partnership received total payments of $305,550. In February 2018, the Partnership received total payments of $278,919. In August 2018, the Partnership received total payments of $253,133. For the years ended December 31, 2018 and 2017, the promissory notes earned interest income of $223,250 and $275,183, respectively.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Alpha Participation A”), the Partnership (“Alpha Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Alpha Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Alpha Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Alpha Participation A’s interest is senior to Alpha Participation B’s interest. For the years ended December 31, 2018 and 2017, the Alpha Participation B earned interest income of $130,770 and $130,770, respectively.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument was scheduled to mature on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. On November 30, 2016, the Loan Note Instruments were amended and the maturity date was extended to November 30, 2017. As of December 31, 2017 and 2016, the Loan Note Principal balance was $4,148,419. On February 28, 2018, the Loan Note Instruments were cancelled and replaced with a Loan Note Instrument of €5,167,426, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and matures on September 30, 2019. During the year ended December 31, 2018, the Partnership received a payment of €126,979 ($145,377 applying exchange rate of 1.1449 at June 6, 2018). For the years ended December 31, 2018 and 2017, the Loan Note Instruments earned interest income of $585,200 and $757,086, respectively. On December 31, 2018, the Partnership assigned this Loan Note Instrument to Juliet.

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024. During the year ended December 31, 2018, the Partnership received interest payments of $220,000. For the years ended December 31, 2018 and 2017, the promissory notes earned interest income of $220,000 and $220,000, respectively.

On October 2, 2015, the Partnership entered in a syndicated loan agreement. Under the terms of the agreement, the Partnership agreed to contribute $5,000,000 of the $40,000,000 facility which will be secured by all of the equipment of the wood pellet business in Texas. The borrower’s parent company also pledged assets located at the parent’s company’s headquarters in Germany as additional collateral for the loan. In January 2016, the Partnership received cash of $2,610,959 as payment from this facility. On April 22, 2016, the Partnership and a third party assigned their interests in this loan facility of $2,389,041 and $3,985,959, respectively to Juliet. For the years ended December 31, 2018, 2017, 2016 and 2015, this loan is in non-accrual status. Based on an appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the outstanding balance of this loan.

9. Equipment Investment through SPV

On December 16, 2015, SQN Marine, LLC (“Marine”), a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder Portfolio GmbH & Co. KG, a Germany based limited partnership (“CONT Feeder”), which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of December 31, 2018, the Partnership has an aggregate investment balance of $31,413,881 consisting of feeder vessels of $29,686,136, drydocking fees of $1,458,807 and inventory supplies of $268,938.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the years ended December 31, 2018 and 2017, CONT Feeder recorded income of approximately $17,598,000 and $15,416,000, respectively, from charter rental fees less total expenses of $18,653,000 and $21,247,000, respectively. For the year ended December 31, 2018, expenses consist of ship operating expenses of approximately $12,081,000, general and administrative expenses of approximately $2,654,000, depreciation expense of approximately $2,707,000, and interest expense of approximately $1,211,000 resulting in a net loss of approximately $1,055,000. For the year ended December 31, 2017, expenses consist of ship operating expenses of approximately $11,333,000, general and administrative expenses of approximately $3,330,000, depreciation expense of approximately $5,338,000, and interest expense of approximately $1,246,000 resulting in a net loss of approximately $5,831,000.

10. Other Assets

Other assets of $4,055,357 is primarily made up of $2,528,409 related to the Partnership’s Equipment Investment through SPV and of $597,250 related to equipment held off lease by SQN Helo.

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

In connection with the acquisition of container vessels, CONT Feeder borrowed $14,375,654 from third parties. As of December 31, 2018, the CONT Feeder loan payable was $10,520,391.

In connection with the consolidation of SQN Helo, the Partnership had an aggregate loans payable balance of $9,245,578 to SQN AFIF and to a third party in the form of a senior participation instruments. The senior participation instrument accrues interest at the rate of 7% per annum and PIK interest at the rate of 3.5% per annum and matures on January 6, 2022. The interest rate was reduced to 6% and the PIK interest was terminated. The senior participants, as collateral, have a first priority security interest in all of the assets acquired by SQN Helo as well as a senior participation interest in the proceeds from the assets, while the Partnership and SQN PAC have a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. As of December 31, 2018, the loan payable was $6,277,067.

12. Non-recourse Participation Interest Payable

In June 2018, Juliet sold a portion of the loan facility with an international leasing company that does business between the United States and Mexico to SQN AFIF in the form of a senior participation interest for total cash proceeds of $6,125,700 (of which Juliet received cash proceeds of $5,568,262 and SQN Alternative Investment Fund III L.P., a Delaware limited partnership and a fund managed by the Partnership’s Investment Manager, received cash proceeds of $557,438). SQN AFIF’s participation interest accrues interest at 10.75% per annum and is senior to Juliet’s interest. This participation interest is without recourse to the Partnership.

13. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Equipment notes receivable	$11,307,808	$11,307,808	$16,497,270	$16,497,270
Collateralized loans receivable	$46,031,941	$46,031,941	$38,012,853	$38,012,853

Liabilities:
Loans payable	$68,065,196	$68,065,196	$68,044,254	$68,044,254

14. Income Tax Reconciliation (unaudited)

As of December 31, 2018 and 2017, total Partners’ Equity attributable to the Partnership included in the consolidated financial statements was $25,266,065 and $36,164,394, respectively. As of December 31, 2018 and 2017, total Partners’ equity for federal income tax purposes was $48,216,819 and $50,806,944, respectively. The primary differences are organizational and offering expenses and distribution expenses, which are a reduction in Limited Partners’ capital accounts for financial reporting purposes but not for federal income tax reporting purposes and differences in depreciation and amortization for financial reporting purposes and federal income tax purposes.

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of December 31, 2018, there were no expected liabilities to be incurred under the BBA.

The following table reconciles the net loss for financial statement reporting purposes to the net loss for federal income tax purposes for the years ended December 31, 2018 and 2017:

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Net loss per consolidated financial statements	$(9,496,424)	$(8,366,542)
Depreciation and amortization	(18,305)	2,297,281
Gain on sale of partnership interest	—	776,211
Income from domestic partnerships	(633,621)	(371,667)
Interest income for tax purposes only	—	—
Partial impairments not taken for tax	6,608,386	2,148,852
Guaranteed payments	—	—
Other book/tax differences	351,837	694,339
Foreign currency adjustment	598,001	(351,068)
Net loss for federal income tax purposes	$(2,590,126)	$(3,182,594)

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

16. Selected Quarterly Financial Data

The following table is a summary of selected financial data, by quarter:

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2018
Total revenue less provision for lease, note and loan losses	$5,450,037	$5,473,275	$6,559,214	$579,023	$18,061,549

Net loss allocable to Limited Partners	$(649,078)	$(1,458,510)	$(420,435)	$(6,771,038)	$(9,299,060)
Weighted average number of limited partnership interests outstanding	74,527.94	74, 527.94	74, 527.94	74, 527.94	74, 527.94
Net loss attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(8.71)	$(19.57)	$(5.64)	$(90.85)	$(124.77)

	Quarterly Information (unaudited)				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31, 2017
Total revenue	$6,203,326	$5,902,198	$5,942,062	$3,601,817	$21,649,403

Net loss allocable to Limited Partners	$(818,498)	$(1,029,407)	$(648,872)	$(5,786,100)	$(8,282,877)
Weighted average number of limited partnership interests outstanding	74,965.07	74,965.07	74,532.51	74,584.73	75,029.81
Net loss attributable to Limited Partners per weighted average number of limited partnership interest outstanding	$(10.92)	$(13.73)	$(8.71)	$(77.58)	$(110.39)

17. Business Concentrations

For the year ended December 31, 2018, the Partnership had one lease which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2017, the Partnership had one lease which accounted for approximately 98% of the Partnership’s rental income derived from operating leases. For the year ended December 31, 2018, the Partnership had two leases which accounted for approximately 58% and 18% of the Partnership’s income derived from finance leases. For the year ended December 31, 2017, the Partnership had three leases which accounted for approximately 33%, 30%, and 20% of the Partnership’s income derived from finance leases. For the year ended December 31, 2018, the Partnership had five notes/loans which accounted for approximately 20%, 10%, 10%, 10%, and 10% of the Partnership’s interest income. For the year ended December 31, 2017, the Partnership had three notes/loans which accounted for approximately 20%, 14% and 13% of the Partnership’s interest income.

At December 31, 2018, the Partnership had three lessees which accounted for approximately 52%, 21% and 13% of the Partnership’s investment in finance leases. At December 31, 2017, the Partnership had three lessees which accounted for approximately 30%, 18% and 11% of the Partnership’s investment in finance leases. At December 31, 2018 and 2017, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases.

At December 31, 2018, the Partnership had three notes which accounted for approximately 42%, 24% and 19% of the Partnership’s investment in equipment notes receivable. At December 31, 2017, the Partnership had four notes which accounted for approximately 34%, 33%, 13% and 12% of the Partnership’s investment in equipment notes receivable. At December 31, 2018, the Partnership had four loans which accounted for approximately 27%, 15%, 13% and 13% of the Partnership’s investment in collateralized loans receivable. At December 31, 2017, the Partnership had three loans which accounted for approximately 33%, 15% and 13% of the Partnership’s investment in collateralized loans receivable.

18. Geographic Information

Geographic information for revenue for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31, 2018
	United States	Europe	Mexico	Total
Revenue:
Rental income	$1,008,000	$—	$—	$1,008,000
Finance income	$1,180,887	$91,487	$—	$1,272,374
Interest income	$1,770,548	$2,049,313	$970,372	$4,790,233
Income from equipment investment in SPV	$—	$17,598,435	$—	$17,598,435

	Year Ended December 31, 2017
	United States	Europe	Mexico		Total
Revenue:
Rental income	$1,594,436	$—		$—	$1,594,436
Finance income	$2,034,798	$124,772		$—	$2,159,570
Interest income	$2,512,295	$1,691,916		$1,019,907	$5,224,118
Investment loss	$(6,435)	$—		$—	$(6,435)
Gain on asset sales	$120,601	$142,422	$		$263,023
Income from equipment investment in SPV	$—	$15,416,243		$—	$15,416,243

Geographic information for long-lived assets at December 31, 2018 and 2017 was as follows:

	December 31, 2018
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$2,942,547	$482,156	$—	$3,424,703
Investments in equipment subject to operating leases, net	$3,758,982	$—	$—	$3,758,982
Equipment notes receivable, including accrued interest	$8,751,882	$2,259,075	$1,000,000	$12,010,957
Equipment investment through SPV	$—	$31,413,881	$—	$31,413,881
Collateralized loan receivable, including accrued interest	$10,512,351	$24,286,705	$12,688,806	$47,487,862

	December 31, 2017
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$7,116,760	$269,079	$—	$7,412,839
Investments in equipment subject to operating leases, net	$5,557,494	$—	$—	$5,557,494
Equipment notes receivable, including accrued interest	$12,668,268	$2,189,488	$2,000,000	$16,857,756
Equipment investment through SPV	$—	$34,094,204	$—	$34,094,204
Collateralized loan receivable, including accrued interest	$5,821,153	$21,788,885	$13,524,438	$41,134,476

19. Commitments and Contingencies

As of December 31, 2018, the Partnership does not have any unfunded commitments for any investments.

20. Subsequent Events

On February 1, 2019, Juliet amended and extended the two finance leases for servers, fixtures and furniture. The amended finance leases require 12 total monthly payments of $36,253 commencing on February 1, 2019.

On March 28, 2019, Juliet advanced the remaining $300,000 of a $2,000,000 promissory note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2018, our General Partner and our Investment Partner carried out an evaluation, under the supervision and with the participation of the management of our General Partner and our Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and our Investment Manager’s disclosure controls and procedures as of the end of the year covered by this report pursuant to the Securities Exchange Act of 1934, as amended. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and our Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of December 31, 2018, its internal control over financial reporting is effective.

Changes in internal control over financial reporting

Beginning January 1, 2018, we implemented ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements, and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our consolidated financial statements and related disclosures. There were no other change in our internal control over financial reporting during the year ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Jeremiah J. Silkowski	44	President and Chief Executive Officer

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

Name	Age	Position
Jeremiah J. Silkowski	44	President and Chief Executive Officer
Jim Modak	61	Chief Financial Officer

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

Our General Partner, Investment Manager and their affiliates were paid or accrued the following compensation and reimbursement for costs and expenses:

Entity	Capacity	Description	Year Ended December 31, 2018
SQN Capital Management, LLC	Investment Manager	Management fees (1)	$1,500,000
			$1,500,000

(1) Amount charged directly to operations.

Our General Partner has a 1% interest in our income, losses and distributions until the Limited Partners have received total distributions equal to each Limited Partners’ capital contribution plus an 8%, compounded annually, cumulative return on each Limited Partners’ capital contribution. After such time, income, losses and distributions will be allocated 20% to our General Partner. We made a cash distribution of $0 and $0 to our General Partner during the year ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, we accrued $14,892 and $29,565, respectively, for distributions payable to our General Partner. For the years ended December 31, 2018 and 2017, the General Partner’s 1% interest in our net loss was $93,930 and $83,665, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and the General Partner and Related Security Holder Matters

a	We do not have any securities authorized for issuance under any equity compensation plan.

b	We have no Limited Partner who owns over 5% of our Units at December 31, 2018.

c.	As of April 1, 2019, no directors or officers of our General Partner or our Investment Manager own any of our equity securities.

d.	Neither we nor our General Partner or our Investment Manager are aware of any arrangements with respect to our securities, the operation of which may at a subsequent date result in a change of control of us.

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

Item 14. Principal Accounting Fees and Services

During the years ended December 31, 2018 and 2017 our auditors provided audit services relating to our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Additionally, our auditors provided other services in the form of tax compliance work. The following table presents the fees for both audit and non-audit services rendered by Baker Tilly Virchow Krause LLP, for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
Description of fees	2018	2017
Audit fees (1)	$143,000	$134,250
Tax compliance fees	85,000	85,000

	$228,000	$219,250

(1) Includes audits and interim quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

a)	The following financial statements are filed herewith in Part II Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K:

i)	Report of Independent Registered Public Accounting Firm

ii)	Consolidated Balance Sheets at December 31, 2018 and 2017

iii)	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

iv)	Consolidated Statements of Changes in Partners’ Equity for the years ended December 31, 2018 and 2017

v)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

vi)	Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017

b)	Listing of Exhibits:

31.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Certification of Jeremiah Silkowski, President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Certification of Jeremiah Silkowski, President and Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certification of Jeremiah Silkowski, President and Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following financial statements from SQN AIV IV L.P.’s annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Changes in Partners’ Equity, (iv) Statements of Cash Flows, (v) Notes to Financial Statements and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF IVGP, LLC

General Partner of the Registrant

April 1, 2019

/s/ jeremiah silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

