Form 10-K/A
period 2017-12-31
SQN AIF IV, L.P.
filed 2019-04-15
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

SQN AIF IV L.P.

Annual Report on Form 10-K/A for Year Ended December 31, 2017

2

EXPLANATORY NOTE

SQN AIF IV, L.P. (the “Partnership”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”) only to file Exhibits 31.2 and 32.2 in response to a comment the Partnership received from the Securities and Exchange Commission.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

This Amendment No. 1 to the Form 10-K does not reflect events occurring after the filing of the Form 10-K. No other modifications or changes have been made to the Form 10-K as originally filed or the Exhibits filed therewith.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1)	Documents filed as part of this Report.

	b)	Listing of Exhibits:

31.2. Certification of Jeremiah Silkowski, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3. Certification of Jeremiah Silkowski, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.2. Certification of Jeremiah Silkowski, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3. Certification of Jeremiah Silkowski, Chief Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

3

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

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

File No. 333-166195

SQN AIF IVGP, LLC

General Partner of the Registrant

April 15, 2019

/s/ jeremiah silkowski
Jeremiah Silkowski
President and Chief Executive Officer
(Principal Executive Officer)

5