Form 10-Q/A
period 2018-03-31
SQN AIF IV, L.P.
filed 2019-04-15
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1

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

SQN AIF IV L.P.

2

EXPLANATORY NOTE

SQN AIF IV, L.P. (the “Partnership”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2018 (the “Form 10-Q”) only to file Exhibits 31.2 and 32.2 in response to a comment the Partnership received from the Securities and Exchange Commission.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 6 of Part II hereof.

This Amendment No. 1 to the Form 10-Q does not reflect events occurring after the filing of the Form 10-Q. No other modifications or changes have been made to the Form 10-Q as originally filed or the Exhibits filed therewith.

PART II - OTHER INFORMATION

Item 6. Exhibits

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

PART II - OTHER INFORMATION

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