Form 10-Q
period 2019-09-30
SQN AIF IV, L.P.
filed 2019-11-14
CIK 1560046

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM __________ TO __________

COMMISSION FILE NUMBER: 333-184550

SQN AIF IV, L.P.

(Exact name of registrant as specified in its charter)

Delaware	36-4740732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID No.)

100 Wall Street, 11th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (212) 422-2166

(Former name, former address and former fiscal year, if changed since last report.)

100 Wall Street, 28th Floor, New York, NY 10005

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

At November 14, 2019, there were 74,527.94 units of the Registrant’s limited partnership interests issued and outstanding.

SQN AIF IV, L.P. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets

Cash and cash equivalents	$1,091,607	$2,835,057
Investments in finance leases, net	1,975,455	3,424,703
Investments in equipment subject to operating leases, net	3,593,736	3,758,982
Equipment notes receivable, including accrued interest of $1,029,465 and $703,149	11,888,543	12,010,957
Residual value investment in equipment on lease	2,749,513	2,775,060
Initial direct costs, net of accumulated amortization of $451,276 and $416,539	92,768	130,505
Collateralized loans receivable, including accrued interest of $2,005,842 and $1,455,921	54,067,409	47,487,862
Equipment investment through SPV	29,362,881	31,413,881
Other assets	4,592,705	4,055,357
Total Assets	$109,414,617	$107,892,364

Liabilities and Partners’ Equity
Liabilities:
Loans payable	$63,973,868	$68,065,196
Related Party non-recourse participation interest payable	13,530,894	6,266,261
Accounts payable and accrued liabilities	5,520,078	3,029,295
Deferred revenue	856,583	934,310
Distributions payable to General Partner	129,573	129,573
Due to SQN Portfolio Acquisition Company, LLC - JV Interest Participation	194,489	194,489
Security deposits payable	-	12,324
Total Liabilities	84,205,485	78,631,448

Partners’ Equity (Deficit):
Limited Partners	21,927,271	25,664,846
General Partner	(436,534)	(398,781)
Total Partners’ Equity attributable to the Partnership	21,490,737	25,266,065

Non-controlling interest in consolidated entities	3,718,395	3,994,851

Total Equity	25,209,132	29,260,916
Total Liabilities and Partners’ Equity	$109,414,617	$107,892,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018

Revenue:
Rental income	$252,000	$252,000	$756,000	$756,000
Finance income	3,070	338,492	13,330	1,053,671
Interest income	1,161,362	1,194,265	3,510,432	3,779,474
Income from equipment investment through SPV	4,160,609	4,774,457	11,423,339	13,377,655
Loss on sale of assets	-	-	(148,464)	-
Other income	-	-	-	893
Total Revenue	5,577,041	6,559,214	15,554,637	18,967,693
Provision for lease, note, and loan losses	-	-	-	1,485,167
Revenue less provision for lease, note, and loan losses	5,577,041	6,559,214	15,554,637	17,482,526

Expenses:
Management fees - Investment Manager	375,000	375,000	1,125,000	1,125,000
Depreciation and amortization	12,260	344,314	202,983	1,034,184
Professional fees	90,645	144,573	341,346	350,236
Administration expense	11,454	9,475	41,140	44,022
Interest expense	1,076,230	1,140,138	3,262,946	3,412,044
Other expenses	11,707	36,875	54,900	157,224
Expenses from equipment investment through SPV (including depreciation expense of approximately $677,000 and $2,030,000 for the three and nine months ending September 30, 2019, respectively)	5,056,338	4,847,915	14,185,925	13,526,104
Total Expenses	6,633,634	6,898,290	19,214,240	19,648,814
Foreign currency transaction losses	360,091	92,545	390,391	400,522
Net loss	(1,416,684)	(431,621)	(4,049,994)	(2,566,810)

Net loss attributable to non-controlling interest in consolidated entities	(89,166)	(6,939)	(274,666)	(13,252)
Net loss attributable to the Partnership	$(1,327,518)	$(424,682)	$(3,775,328)	$(2,553,558)

Net loss attributable to the Partnership
Limited Partners	$(1,314,243)	$(420,435)	$(3,737,575)	$(2,528,022)
General Partner	(13,275)	(4,247)	(37,753)	(25,536)
Net loss attributable to the Partnership	$(1,327,518)	$(424,682)	$(3,775,328)	$(2,553,558)

Weighted average number of limited partnership interests outstanding	74,527.94	74,527.94	74,527.94	74,527.94

Net loss attributable to Limited Partners per weighted average number of limited partnership interests outstanding	$(17.63)	$(5.64)	$(50.15)	$(33.92)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statement of Changes in Partners’ Equity (Deficit) (Unaudited)

Nine Months Ended September 30, 2019

	Limited Partnership	Total	General	Limited	Non-controlling
	Interests	Equity	Partner	Partners	Interest

Balance, January 1, 2019	74,966.07	$29,260,916	$(398,781)	$25,664,846	$3,994,851

Net loss	-	(4,049,994)	(37,753)	(3,737,575)	(274,666)
Redemption of non-controlling interest	-	(1,790)	-	-	(1,790)

Balance, September 30, 2019	74,966.07	$25,209,132	$(436,534)	$21,927,271	$3,718,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(4,049,994)	$(2,566,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
Finance income	(13,330)	(1,053,671)
Accrued interest income	(3,510,432)	(3,462,490)
Provision for lease, note, and loan losses	-	1,485,167
Depreciation and amortization	202,983	1,034,184
Loss on sale of assets	148,464	-
Foreign currency transaction losses	390,089	396,904
Change in operating assets and liabilities:
Minimum rents receivable	1,302,357	3,954,115
Accrued interest income	2,659,207	3,724,848
Other assets	(537,348)	(1,285,674)
Accounts payable and accrued liabilities	2,490,783	9,239
Deferred revenue	(77,727)	(347,115)
Security deposits payable	(12,324)	(36,112)
Accrued interest on note payable	1,598,226	1,782,033
Net cash provided by operating activities	590,954	3,634,618

Cash flows from investing activities:
Purchase of finance leases	-	(173,009)
Cash received from residual value investments of equipment subject to lease	25,547	-
Cash paid for collateralized loans receivable	(575,000)	(8,960,038)
Cash received from collateralized loans receivable	1,962,646	8,461,006
Equipment investment through SPV	2,051,000	2,019,181
Cash paid for equipment notes receivable	-	(1,485,167)
Repayment of equipment notes receivable	382,689	725,682
Net cash provided by investing activities	3,846,882	587,655

Cash flows from financing activities:
Repayments of loan payable	(5,689,554)	(3,191,173)
Cash paid for non-recourse participation interest payable	(489,942)	-
Cash paid for Limited Partner distributions	-	(1,489,247)
Cash paid for non-controlling interest distributions	(1,790)	(1,790)
Net cash used in financing activities	(6,181,286)	(4,682,210)

Net decrease in cash and cash equivalents	(1,743,450)	(459,937)
Cash and cash equivalents, beginning of period	2,835,057	1,284,883
Cash and cash equivalents, end of period	$1,091,607	$824,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Supplemental disclosure of other cash flow information:
Cash paid for interest	$1,447,363	$1,412,654

Supplemental disclosure of non-cash investing and financing activities:
Distributions payable to General Partner	$-	$14,892
Increase in collateralized loans receivable	$-	$(676,279)
Increase in non-recourse participation interest payable	$7,754,575	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQN AIF IV, L.P. and Subsidiaries

(A Delaware Limited Partnership)

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2019 and 2018

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

The Partnership’s income, losses and distributions are allocated 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received total distributions equal to their capital contributions plus an 8% per year, compounded annually, cumulative return on their capital contributions. After such time, all income, losses and distributable cash will be allocated 80% to the Limited Partners and 20% to the General Partner. The Partnership is currently in the Liquidation Period. The Offering Period concluded on April 2, 2016, which was three years from the date the Partnership was declared effective by the Securities and Exchange Commission (“SEC”). During the Operating Period, the Partnership will invest most of the net proceeds from its offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of the Partnership’s initial closing, which occurred on May 29, 2013 and concluded on May 29, 2017. The Liquidation Period, which began on May 30, 2017, is the period in which the Partnership will sell its assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner has extended the Liquidation Period an additional year to May 30, 2020.

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

During the nine months ended September 30, 2019, the Partnership did not make any cash distributions to its Limited Partners.

From May 29, 2013 through September 30, 2019, the Partnership has admitted 1,508 Limited Partners with total capital contributions of $74,965,064 resulting in the sale of 74,965.07 Units. The Partnership received cash contributions of $72,504,327 and applied $2,460,737 which would have otherwise been paid as sales commission to the purchase of 2,460.74 additional Units.

2. Summary of Significant Accounting Policies

Basis of Presentation — The condensed consolidated financial statements of SQN AIF IV, L.P. and Subsidiaries at September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results reported in these condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Partnership for the year ended December 31, 2018 and notes thereto contained in the Partnership’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 1, 2019.

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

Finance Lease Receivables and Allowance for Doubtful Lease, Notes and Loan Accounts — In the normal course of business, the Partnership provides credit or financing to its customers, performs credit evaluations of these customers, and maintains reserves for potential credit losses. These credit or financing transactions are normally collateralized by the equipment being financed. In determining the amount of allowance for doubtful lease, notes and loan accounts, the Investment Manager considers historical credit losses, the past due status of receivables, payment history, and other customer-specific information, including the value of the collateral. The past due status of a receivable is based on its contractual terms. Expected credit losses are recorded as an allowance for doubtful lease, notes and loan accounts. Receivables are written off when the Investment Manager determines they are uncollectible. At September 30, 2019, an allowance for doubtful lease, notes and loan accounts is not currently provided since, in the opinion of the Investment Manager, all accounts recorded are deemed collectible. At December 31, 2018, an impairment was determined to exist for a finance lease and equipment notes receivables and an impairment loss was recorded, there is a provision for lease, note and loan losses of $6,608,386.

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

The Partnership is subject to the Bipartisan Budget Act of 2015 (“BBA”), which, among other requirements, stipulates that any tax liability incurred based on an IRS tax examination will become due by the Partnership versus the partners of the Partnership. The Partnership, at its discretion, will be able to seek repayment from its partners or treat as a distribution of the individual partners’ account to satisfy this obligation. The Partnership will treat any liability incurred as a deduction to equity. As of September 30, 2019, there were no expected liabilities to be incurred under the BBA.

The Partnership has adopted the provisions of FASB Topic 740, Accounting for Uncertainty in Income Taxes. This accounting guidance prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Additionally, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Partnership has evaluated its entity level tax positions and does not expect any material adjustments to be made. The tax years 2018, 2017 and 2016 remain open to examination by the major taxing jurisdictions to which the Partnership is subject.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is currently effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has approved an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

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

3. Related Party Transactions

The General Partner is responsible for the operations of the Partnership and the Investment Manager makes all investment decisions and manages the investment portfolio of the Partnership. The Partnership pays the General Partner a fee for organizational and offering costs not to exceed 2% of all capital contributions received by the Partnership. Because organizational and offering expenses will be paid, as and to the extent they are incurred, organizational and offering expenses may be drawn disproportionately to the gross proceeds of each closing. The General Partner also has a promotional interest in the Partnership equal to 20% of all distributed distributable cash, after the Partnership has provided an 8% cumulative return, compounded annually, to the Limited Partners on their capital contributions. The General Partner has a 1% interest in the profits, losses and distributions of the Partnership. The General Partner will initially receive 1% of all distributed distributable cash, which was accrued at September 30, 2019 and December 31, 2018.

The Partnership pays the Investment Manager during the Offering Period, Operating Period and the Liquidation Period a management fee equal to or the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000 monthly, until such time as an amount equal to at least 15% of the Partnership’s Limited Partners’ capital contributions have been returned to the Limited Partners, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them. Such amounts are measured on the last day of each month. The management fee is paid regardless of the performance of the Partnership and will be adjusted in the future to reflect the total equity raised. For the three months ended September 30, 2019 and 2018, the Partnership paid $375,000 in management fee expense to the Investment Manager. For the nine months ended September 30, 2019 and 2018, the Partnership paid $1,125,000 in management fee expense to the Investment Manager.

American Elm is a Delaware limited liability company and in its capacity as the Partnership’s selling agent received an underwriting fee of 3% of the gross proceeds from Limited Partners’ capital contributions (excluding proceeds, if any, the Partnership received from the sale of the Partnership’s Units to the General Partner or its affiliates).

For the nine months ended September 30, 2019 and year ended December 31, 2018, the Partnership incurred no underwriting discounts or fees, and made no payments to American Elm as the offering period concluded on April 2, 2016.

4. Investments in Finance Leases

At September 30, 2019 and December 31, 2018, net investment in finance leases consisted of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Minimum rents receivable	$766,065	$1,854,825
Estimated unguaranteed residual value	1,268,000	1,641,820
Unearned income	(58,610)	(71,942)
Total	$1,975,455	$3,424,703

Aircraft

In connection with the consolidation of SQN Helo, the Partnership holds two helicopter finance leases with two different third parties. As of December 31, 2016, these finance leases had a net book value of $3,378,129. One finance lease requires 18 monthly payments of $79,167 which commenced in August 2016. Upon expiration of an operating lease in August 2017, the lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. This finance lease requires 24 monthly payments of $79,167 which commenced in August 2017. The other finance lease requires 48 monthly payments of $32,500 commencing in April 2017. As of December 31, 2018, the Partnership placed a reserve on the estimated residual value of one of the helicopters of $287,500. At September 30, 2019, the net book value of the helicopters was $1,486,890.

Furniture and Fixtures and Server Equipment

On January 31, 2016, the Master Equipment Lease for servers, fixtures and furniture for approximately $2,700,000 commenced and the Partnership reclassified the equipment note to investment in finance lease. The finance lease requires 36 monthly payments of $77,727 which commenced on February 1, 2016. On June 24, 2016, Juliet entered into a second finance lease transaction for servers, fixtures and furniture for $337,131. The finance lease requires 31 monthly payments of $12,464 commenced on July 1, 2016. On February 1, 2019, Juliet amended and extended both leases. The amended finance leases require 12 total monthly payments of $36,253 commencing on February 1, 2019. At September 30, 2019, there were no significant changes to this lease.

Anaerobic Digestion Plant

On January 31, 2016, construction of the anaerobic digestion plant was completed and the lease commenced and the Partnership reclassified the equipment note to investment in finance lease. The lease requires 20 quarterly payments of £41,616 ($59,823 applying exchange rate of 1.4375 at May 16, 2016) began on April 30, 2016. In 2018, with an effective date of November 2017, the lease agreement was amended and extended till November 2022. The amended finance lease requires 6 monthly payments of £5,000 commencing in November 2017 and 54 monthly payments of £14,700 commencing in May 2018. As of December 31, 2018, this finance lease is in non-accrual status as a result of non-payment. During the year ended December 31, 2018, the Partnership placed a reserve on this asset of $500,000. At September 30, 2019, there were no significant changes to this lease.

Gamma Knife Suite - TRCL

On April 30, 2015, the Partnership acquired from a third party, 20 quarterly lease payments with respect to a gamma knife suite leased to a hospital in the United Kingdom. The Partnership paid £375,000 ($576,750 applying exchange rate of 1.538 at April 30, 2015) for the equipment lease receivables which are payable under the lease from July 2015 through April 2020. The finance lease requires 20 quarterly payments of £25,060. The equipment lease receivables are secured by the gamma knife suite. At September 30, 2019, there were no significant changes to this lease.

5. Investments in Equipment Subject to Operating Leases

In connection with the consolidation of SQN Helo, the Partnership holds four helicopter operating leases with two different third parties. As of December 31, 2016, these operating leases had an aggregate net book value of $9,871,737. One operating lease requires monthly payments of $80,160 and expired in August 2017. Upon expiration of operating lease, this lease was restructured as a direct finance lease and the Partnership reclassified it to investment in finance leases. The other three operating leases require 48 monthly payments of $32,500, $32,500 and $19,000, respectively, commencing in April 2017. During the year ended December 31, 2018, the Partnership placed an aggregate reserve on the estimated residual value of two of the helicopters of $507,000. At September 30, 2019, there were no significant changes to these leases.

September 30, 2019:

Description	Cost Basis	Accumulated Depreciation	Net Book Value
	(unaudited)	(unaudited)	(unaudited)
Aircraft (Helicopters)	$8,925,030	$5,331,294	$3,593,736
	$8,925,030	$5,331,294	$3,593,736

December 31, 2018:

Description	Cost Basis	Accumulated Depreciation	Net Book Value

Aircraft (Helicopters)	$8,925,030	$5,166,048	$3,758,982
	$8,925,030	$5,166,048	$3,758,982

Depreciation expense for the three and nine months ended September 30, 2019 was $0 and $165,246, respectively. Depreciation expense for the three and nine months ended September 30, 2018 was $322,878 and $968,634, respectively.

6. Equipment Notes Receivable

Manufacturing / Solar Equipment

On June 29, 2016, SQN Gamma LLC, assigned its commitment interest in a loan facility, under a Credit Agreement dated November 17, 2015, to the Partnership and to Juliet in the amount of $3,893,165 and $2,500,000, respectively. On June 30, 2016, the Partnership and Juliet funded $3,893,165 and $2,500,000, respectively under this loan facility. The loan facility accrues interest at a rate of 11% per annum and matures on March 31, 2021. The borrower is required to make 51 monthly payments of principal and interest beginning on January 31, 2017 and an additional final payment due at maturity date of 8% of the aggregate principal amount of loans made. On August 17, 2016, the Partnership funded $730,170 to the same borrower. The loan facility accrues interest at a rate of 10.5% per annum and was scheduled to mature on August 1, 2019. The borrower is required to make 36 monthly payments of principal and interest beginning on September 1, 2016 and an additional final payment due at maturity date of 5% of the aggregate principal amount of loans made. The loan facilities are secured by solar products manufacturing equipment. On April 17, 2017, the borrower voluntarily filed for Chapter 11 bankruptcy protection. The Partnership received monthly payments in accordance with terms from this borrower through February 28, 2017. During the year ended December 31, 2018, the Partnership and Juliet funded an aggregate total of $1,485,167 to the borrower. As of September 30, 2019, the March 2017 through September 2019 monthly payments are outstanding, therefore this loan facility is in non-accrual status as a result of the bankruptcy and of non-payment. As of September 30, 2019 and December 31, 2018, the Partnership placed a reserve on this asset of $0 and $4,307,936, respectively.

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

For the three and nine months ended September 30, 2019, the equipment notes earned interest income of $95,071 and $305,965, respectively.

Transportation Equipment

On January 23, 2016 and on March 4, 2016, the Partnership acquired two loan notes from a third party leasing company for approximately $247,194 and $204,303, respectively. The loans are secured by transportation equipment. Under the terms of the loan agreements, the borrower is required to make 72 monthly payments of principal and interest of $4,697 and $4,045, respectively. The loans are scheduled to mature on January 23, 2022 and March 3, 2022, respectively. For the three and nine months ended September 30, 2019, the equipment notes earned interest income of $6,616 and $21,463, respectively.

Secured Business Loans

On December 31, 2015, Juliet extended two separate loan facilities to two borrowers. The borrowers are both subsidiaries of a UK based parent company that provides small and medium sized secured business loans (“Just Loans”). Each facility provides financing up to a maximum borrowing of £5,037,500 or together a total of £10,075,000 and accrues interest at a rate of 10% per annum. The funds can be drawn down in increments of up to £1,000,000 per month per facility with the exception of the first draws which were each in the amount of £1,037,500 in order to fund a certain third party fee of £37,500. The loan is repayable in monthly interest only payments due on the last day of each month. Principal was scheduled to be due nine months after December 31, 2016 on September 30, 2017 (“Termination Date”). The loans are secured by share pledges of the borrowers, a guaranty from the UK based parent company, and the underlying loan portfolio that Just Loans generates. In February 2016, the loan facilities were amended to include an annual fee, payable within 15 days of end of calendar year, equal to 30% of the interest paid or payable in the immediately preceding calendar year. In connection with the novation agreement, the Termination Date was extended to September 30, 2018. In December 2018, the Termination Date was extended to December 31, 2019. On December 29, 2015, Juliet advanced a total of $2,974,000 to the Just Loans borrowers. On February 18, 2016, Juliet advanced a total of $2,878,000 to the Just Loans borrowers. On April 18, 2016, the Partnership, through its investment in Juliet, advanced a total of $2,140,350 to the Just Loans borrowers. On December 13, 2016, Juliet advanced a total of $740,160 to the Just Loans borrowers. On March 29, 2017, Juliet entered into a deed of novation agreement to novate 85% of this loan note to SQN Asset Finance (Ireland) Designated Activity Company (“SQN AFI”) and on March 31, 2017, Juliet received cash proceeds of $6,416,092 from SQN AFI for the 85% interest. The loan note had a net book value of $6,273,670 resulting in a U.S. GAAP gain of $142,422. On March 31, 2017, the Partnership advanced a total of $374,610 to the Just Loans borrowers. On April 28, 2017, the Partnership advanced a total of $370,187 to the Just Loans borrowers. In May 2019, the loan facilities were amended to cease the annual fee from July 1, 2019. For the three and nine months ended September 30, 2019, the equipment note earned interest income of $168,686 and $513,451, respectively.

Towing Equipment

On October 30, 2015, the Partnership acquired a loan note from a third party leasing company for approximately $96,000. The loan is secured by a heavy duty tow truck which is owned by a Connecticut-based towing and repair company. Under the terms of the loan agreement, the borrower is required to make 60 monthly payments of principal and interest of $2,041. The loan is scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned this equipment notes receivable to Juliet. In May 2018, the loan note was amended whereby the borrower is required to make 51 monthly payments of principal and interest of $2,450 commencing on June 1, 2018. The amended loan is scheduled to mature on August 31, 2022. For the three and nine months ended September 30, 2019, the equipment note earned interest income of $2,073 and $6,621, respectively.

Tractor and Trailer Equipment

On October 30, 2015 and on November 4, 2015, the Partnership acquired two loan notes from a third party leasing company for approximately $147,919 and $15,000, respectively. The loans are secured by tractor and trailer equipment. Under the terms of the loans agreements, the borrower is required to make 60 monthly payments of principal and interest of $3,255 and $330, respectively. The loans are scheduled to mature on October 31, 2020. On December 30, 2015, the Partnership assigned these equipment notes receivable to Juliet. For the three and nine months ended September 30, 2019, the equipment notes earned interest income of $1,746 and $5,930, respectively.

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

On December 22, 2014, the outstanding principal of $2,537,822 and accrued interest of $204,721 of this note receivable was restructured into a new note receivable of $2,883,347. The new loan facility is secured by equipment that refines precious metals and other minerals and is guaranteed by the majority shareholders of the Florida based company referred to above. The new loan facility requires 48 monthly payments of principal and interest of $79,255 commencing on February 24, 2015 and a balloon payment of $500,000 in January 2019. The loan facility was scheduled to mature in January 2019. In connection with above restructured note, on December 22, 2014, the Partnership entered into a $200,000 promissory note with the same borrower. The promissory note requires five annual payments of $150,000 commencing on January 25, 2019 and matures in January 2023. As of December 31, 2014, the Partnership advanced $100,000. In January 2015, the Partnership advanced the remaining $100,000. In June 2015, the Partnership received a principal payment of $40,000. For the three and nine months ended September 30, 2019 and for the years ended December 31, 2018, 2017, 2016 and 2015, the mineral processing equipment note is in non-accrual status as a result of non-payment. As of September 30, 2019  and December 31, 2018, the Partnership placed a reserve on this asset of $0 and $1,000,000, respectively. Based on a third party appraisal of the collateral value of the equipment, the Investment Manager believes that there is sufficient collateral value to cover the remaining outstanding balance of the restructured note receivable and the promissory note.

Medical Equipment

On December 19, 2014, the Partnership entered into a $667,629 promissory note to finance the purchase of medical equipment located in Texas. The promissory note will be paid through 60 monthly installments of principal and interest of $15,300. The promissory note is secured by a first priority security interest in the medical equipment and other personal property located at the borrowers principal place of business. On December 30, 2015, the Partnership assigned this equipment note receivable to Juliet. For the three and nine months ended September 30, 2019, the medical equipment note earned interest income of $1,869 and $9,985, respectively.

Brake Manufacturing Equipment

On May 2, 2014, the Partnership purchased a promissory note secured by brake manufacturing equipment with an aggregate principal amount of $432,000. The promissory note requires quarterly payments of $34,786, accrues interest at 12.5% per annum and was scheduled to mature in January 2018. In May 2018, the maturity date of the promissory note was extended to December 31, 2018. On December 31, 2018, the promissory note was amended as follows: (i) borrower will make a payment of $5,000 by December 31, 2018; (ii) borrower will make a payment of $50,000 by March 31, 2019; (iii) commencing on April 1, 2019, borrower will make 36 monthly payments of $4,571; and (iv) the maturity date of the promissory note was extended to March 31, 2022. For the three and nine months ended September 30, 2019, the equipment note earned interest income of $3,855 and $13,243, respectively.

The future maturities of the Partnership’s equipment notes receivable at September 30, 2019 are as follows:

Years ending September 30, (unaudited)

2020	5,838,106
2021	2,528,579
2022	1,943,149
2023	549,244
2024	—
$10,859,078

7. Residual Value Investment in Equipment on Lease

On September 15, 2014, the Partnership entered into a Residual Interest Purchase Agreement with a leasing company to purchase up to $3 million of residual value interests in equipment. The leasing company has entered into a Master Lease Agreement with a third party to lease cash handling machines or smart safes under one or more lease schedules with original equipment cost of $20 million (“OEC”) and a term of five years from initiation of each lease schedule. In connection with the Master Lease Agreement, the leasing company has entered into a finance arrangement with another third party to finance 85% of the OEC up to an aggregate facility of $17 million and the Partnership has agreed to finance the remaining 15% of the OEC up to an aggregate facility of $3 million. On December 31, 2018, the Partnership assigned this residual value investment to Marine. As of September 30, 2019, the Partnership had advanced a net total of $2,775,060.

8. Collateralized Loan Receivable

In July 2018, Juliet entered into an assignment agreement with a third party whereby Juliet purchased a $2,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum and was scheduled to mature on July 31, 2019. The loan was extended to April 30, 2021. During August 2018, the Partnership and Juliet advanced a total of $1,715,500 (85% of principal plus accrued interest) for this note. On March 28, 2019, Juliet advanced the remaining $300,000 of this promissory note. For the three and nine months ended September 30, 2019, the promissory note earned interest income of $45,370 and $127,973, respectively.

On May 30, 2018, the Partnership entered into a loan agreement and a $5,000,000 promissory note with a borrower. On June 21, 2018, the Partnership assigned $3,400,000 of this note to Juliet. On that same date, the Partnership and Juliet funded the $5,000,000 promissory note. The promissory note accrues interest at the rate of 9% per annum, payable quarterly in arrears beginning on June 30, 2018, and matures on May 30, 2028. On December 31, 2018, Juliet assigned $3,400,000 of this note to the Partnership. For the three and nine months ended September 30, 2019, the promissory note earned interest income of $117,500 and $341,250, respectively.

On July 20, 2017, the Partnership, through Juliet, provided secured financing in the amount of $3,867,435 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and is scheduled to mature 36 months after the funding date. During the year ended December 31, 2018, the Partnership received total interest payments of $303,898. For the three and nine months ended September 30, 2019, the loan facility earned interest income of $112,300 and $342,439, respectively.

On September 23, 2016, the Partnership, through Juliet, provided secured financing in the amount of $1,845,655 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and was scheduled to mature 24 months after the funding date. The loan was extended to September 22, 2019. The loan was extended to September 22, 2021. During the year ended December 31, 2018, the Partnership received total payments of principal and interest of $700,283. For the three and nine months ended September 30, 2019, the loan facility earned interest income of $23,359 and $74,592, respectively.

On September 12, 2016, the Partnership, through Juliet, provided secured financing in the amount of $2,215,270 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and was scheduled to mature 24 months after the funding date. The loan was extended to September 12, 2020. During the year ended December 31, 2018, the Partnership received total interest payments of $58,456. For the three and nine months ended September 30, 2019, the loan facility earned interest income of $67,004 and $198,828, respectively.

From July 21, 2016 through December 31, 2017, the Partnership funded a total of $12,342,624 under a wholesale financing arrangement with an international leasing company that does business between the United States and Mexico. During the year ended December 31, 2018, the Partnership funded an additional total of $3,953,126 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases. During the year ended December 31, 2018, the Partnership received total payments of principal and interest of $6,688,653 from this wholesale financing arrangement. In June 2018, Juliet sold a portion of this loan facility to SQN AFIF in the form of a senior participation interest for total cash proceeds of $5,568,262. SQN AFIF’s principal balance is $6,125,700 and accrues interest at 10.75% per annum. SQN AFIF’s participation interest is senior to Juliet’s interest. During the period ended September 30, 2019, the Partnership funded an additional total of $275,000 under this wholesale financing arrangement. During the period ended September 30, 2019, SQN AFIF funded an additional total of $9,942,763 in the form of a senior participation interest to the international leasing company. During the period ended September 30, 2019, the Partnership received total payments of principal and interest of $1,721,306 from this wholesale financing arrangement. For the three and nine months ended September 30, 2019, the loan facility earned interest income of $491,340 and $1,192,916, respectively.

On May 5, 2016, a third party on behalf of Juliet, provided secured financing in the amount of $2,926,342 after applicable exchange rates for a motion picture production company in the United Kingdom. The loan is secured by all of the assets, including tax credits, of the borrower and all of the borrower’s rights to proceeds from the motion picture. The loan accrues interest at a rate of 12% per annum and was scheduled to mature 24 months after the funding date. In June 2018, the maturity date of the loan facility was extended to May 5, 2020. During the year ended December 31, 2018, the Partnership received total interest payments of $12,815. For the three and nine months ended September 30, 2019, the loan facility earned interest income of $58,487 and $173,553, respectively.

On April 25, 2016, the Partnership entered into a loan agreement with a borrower to refinance the borrower’s loan facility. In connection with the refinancing, the Partnership received a promissory note from the borrower in the amount of $1,763,230. The note accrues interest at a rate of 20% per annum and matures on February 8, 2020. The borrower will make semi-annual payments of principal and interest in February and August. On August 5, 2016, the Partnership received a payment of $452,604. In March 2017, the Partnership received total payments of $335,644. In August 2017, the Partnership received total payments of $305,550. In February 2018, the Partnership received total payments of $278,919. In August 2018, the Partnership received total payments of $253,133. In February 2019, the Partnership received total payments of $227,775. In August 2019, the Partnership received total payments of $201,283. For the three and nine months ended September 30, 2019, the loan facility earned interest income of $43,162 and $114,405, respectively.

On June 3, 2015, Alpha, a special purpose entity which is 32.5% owned by the Partnership and 67.5% owned by SQN PAC, acquired a promissory note issued by a third party with a principal amount equal to $2,650,000. The promissory note accrues interest at the rate of 11.1% per annum, payable quarterly in arrears, and matures on June 30, 2020. The promissory note is secured by a pledge of shares in an investment portfolio of insurance companies under common control of the third party which include equipment leases, direct hard asset and infrastructure investments, and other securities. On June 3, 2015, a participation agreement was entered into between SQN PAC (“Alpha Participation A”), the Partnership (“Alpha Participation B”), Alpha and SQN Capital Management, LLC. Under the agreement, Alpha created two collateralized participation interests for the collateral; Alpha Participation A’s principal contribution is $1,788,750 and accrues interest at 9% per annum and Alpha Participation B’s principal contribution is $861,250 and accrues interest at 15.05% per annum. SQN Capital Management, LLC was appointed as a servicer for the promissory note. Alpha Participation A’s interest is senior to Alpha Participation B’s interest. For the three and nine months ended September 30, 2019, the Alpha Participation B earned interest income of $32,961 and $97,809, respectively.

On August 13, 2015, the Partnership entered into a Loan Note Instrument to provide €1,640,000 ($1,824,992 applying exchange rate of 1.1128 at August 13, 2015) (the “Facility”) of financing to a borrower to acquire shares of a special purpose entity (the “SPE”). The SPE previously acquired, by assignment, the rights to lease a parcel of land in Ireland on which planning permissions have been granted to construct an aerobic digestion plant (“AD Plant”). The Facility accrues interest at the rate of 18% per annum, compounding monthly on the last business day of each month, and matures on May 16, 2016. The maturity date was extended to November 30, 2016. The Facility is secured by the shares of the SPE and also secured by a personal guaranty from the principal owner of the borrower. On May 13, 2016, in connection with an extension of the Facility, the Partnership funded an additional $56,750 after applicable exchange rates. On July 29, 2016, the Partnership funded $1,574,724, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. The Loan Note Instrument was scheduled to mature on November 30, 2016. On November 4, 2016, the Partnership funded $700,000, after applicable exchange rates, under a Loan Note Instrument to provide additional financing of the Facility. On November 30, 2016, the Loan Note Instruments were amended and the maturity date was extended to November 30, 2017. As of December 31, 2017 and 2016, the Loan Note Principal balance was $4,148,419. On February 28, 2018, the Loan Note Instruments were cancelled and replaced with a Loan Note Instrument of €5,167,426, which accrues interest at the rate of 9% per annum, compounding monthly on the last business day of each month, and was scheduled to mature on September 30, 2019. Management is currently in the process of extending this loan. During the year ended December 31, 2018, the Partnership received a payment of €126,979 ($145,377 applying exchange rate of 1.1449 at June 6, 2018). On December 31, 2018, the Partnership assigned this Loan Note Instrument to Juliet. For the three and nine months ended September 30, 2019, the Loan Note Instrument earned interest income of $131,556 and $395,475, respectively.

On December 28, 2015, the Partnership entered into a loan agreement and a $2,000,000 promissory note with a borrower. The promissory note accrues interest at the rate of 11% per annum, payable quarterly in arrears, and matures on December 28, 2020. On April 15, 2016, the loan agreement was amended and restated and the maturity date was amended to December 30, 2024. During the year ended December 31, 2018, the Partnership received interest payments of $220,000. For the three and nine months ended September 30, 2019, the promissory notes earned interest income of $55,000 and $165,000, respectively.

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

9. Equipment Investment through SPV

On December 16, 2015, Marine, a special purpose vehicle which is wholly owned by the Partnership, entered into a sale and assignment of partnership interest agreement with a third party. Under the terms of the agreement, Marine acquired an 88.20% (90% of 98%) economic interest in a portfolio of container feeder vessels. Marine acquired their economic interest in the vessels through a limited partnership interest in CONT Feeder, which acquired and operates the container feeder vessels. CONT Feeder acquired six container feeder vessels for $37,911,665, drydocking fees of $4,158,807 and inventory supplies of $337,923 for an aggregate investment of $42,408,395. As of September 30, 2019, the Partnership has an aggregate investment balance of $29,362,881 consisting of feeder vessels of $28,331,258, drydocking fees of $783,807 and inventory supplies of $247,816.

CONT Feeder acquired and operates six container feeder vessels which collect shipping containers from different ports and transport them to central container terminals where they are loaded to bigger vessels. For the three months ended September 30, 2019, CONT Feeder recorded income of approximately $4,160,000 from charter rental fees less total expenses of $5,057,000, consisting of ship operating expenses, of approximately $2,334,000, ship management fees and charter commissions fees of approximately $447,000, general and administrative expenses, of approximately $1,408,000, depreciation expense, of approximately $677,000 and interest expense of approximately $191,000 resulting in a net loss of approximately $897,000. For the nine months ended September 30, 2019, CONT Feeder recorded income of approximately $11,423,000 from charter rental fees less total expenses of $14,186,000, consisting of ship operating expenses, of approximately $7,115,000, ship management fees and charter commissions fees of approximately $1,503,000, general and administrative expenses, of approximately $2,845,000, depreciation expense, of approximately $2,030,000 and interest expense of approximately $693,000 resulting in a net loss of approximately $2,763,000.

10. Other Assets

Other assets of $4,592,705 is primarily made up of $3,034,311 related to the Partnership’s Equipment Investment through SPV and of $597,250 related to equipment held off lease by SQN Helo.

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

In connection with the acquisition of container vessels, CONT Feeder borrowed $14,375,654 from third parties. As of September 30, 2019, the CONT Feeder loan payable was $8,586,419.

In connection with the consolidation of SQN Helo, the Partnership had an aggregate loans payable balance of $9,245,578 to SQN AFIF and to a third party in the form of a senior participation instruments. The senior participation instrument accrues interest at the rate of 7% per annum and PIK interest at the rate of 3.5% per annum and matures on January 6, 2022. The interest rate was reduced to 6% and the PIK interest was terminated. The senior participants, as collateral, have a first priority security interest in all of the assets acquired by SQN Helo as well as a senior participation interest in the proceeds from the assets, while the Partnership and SQN PAC have a junior participation interest until the loan is repaid in full. All of the cash proceeds received from these assets will be applied first against the outstanding principal balance of the senior participation with any excess distributed to the junior participants. There was no stated or agreed upon repayment term for the principal. As of September 30, 2019, the loan payable was $5,271,484.

12. Non-recourse Participation Interest Payable

In June 2018, Juliet sold a portion of the loan facility with an international leasing company that does business between the United States and Mexico to SQN AFIF in the form of a senior participation interest for total cash proceeds of $6,125,700 (of which Juliet received cash proceeds of $5,568,262 and SQN Alternative Investment Fund III L.P., a Delaware limited partnership and a fund managed by the Partnership’s Investment Manager, received cash proceeds of $557,438). SQN AFIF’s participation interest accrues interest at 10.75% per annum and is senior to Juliet’s interest. This participation interest is without recourse to the Partnership. During the period ended September 30, 2019, SQN AFIF funded an additional total of $9,942,763 in the form of a senior participation interest to the international leasing company. During the period ended September 30, 2019, SQN AFIF received aggregate total payments of $3,489,224.

13. Fair Value of Financial Instruments

The Partnership’s carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and other liabilities, approximate fair value due to their short term until maturities.

The Partnership’s carrying values and approximate fair values of its financial instruments were as follows:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(unaudited)	(unaudited)
Assets:
Equipment notes receivable	$10,859,078	$10,859,078	$11,307,808	$11,307,808
Collateralized loans receivable	$52,061,567	$52,061,567	$46,031,941	$46,031,941
Liabilities:
Loans payable	$63,973,868	$63,973,868	$68,065,196	$68,065,196

As of September 30, 2019, the Partnership evaluated the carrying values of its financial instruments and they approximate fair values.

14. Business Concentrations

For the nine months ended September 30, 2019 and 2018, the Partnership had one lease which accounted for approximately 100% of the Partnership’s rental income derived from operating leases. For the nine months ended September 30, 2019, the Partnership had one lease which accounted for approximately 93% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2018, the Partnership had two leases which accounted for approximately 54% and 19% of the Partnership’s income derived from finance leases. For the nine months ended September 30, 2019, the Partnership had four notes/loans which accounted for approximately 21%, 15%, 14% and 11% of the Partnership’s interest income. For the nine months ended September 30, 2018, the Partnership had four leases which accounted for approximately 21%, 12%, 10% and 10% of the Partnership’s interest income.

At September 30, 2019, the Partnership had two lessees which accounted for approximately 75% and 14% of the Partnership’s investment in finance leases. At September 30, 2018, the Partnership had four lessees which accounted for approximately 43%, 20%, 18% and 15% of the Partnership’s investment in finance leases. At September 30, 2019 and 2018, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in operating leases. At September 30, 2019, the Partnership had three notes which accounted for approximately 44%, 24% and 20% of the Partnership’s investment in equipment notes receivable. At September 30, 2018, the Partnership had four lessees which accounted for approximately 35%, 32%, 14% and 12% of the Partnership’s investment in equipment notes receivable. At September 30, 2019, the Partnership had four loans which accounted for approximately 36%, 13%, 12% and 12% of the Partnership’s investment in collateralized loans receivable. At September 30, 2018, the Partnership had four lessees which accounted for approximately 17%, 17%, 15% and 15% of the Partnership’s investment in collateralized loans receivable. At September 30, 2019 and 2018, the Partnership had one lessee which accounted for approximately 100% of the Partnership’s investment in residual value leases.

15. Geographic Information

Geographic information for revenue for the three months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30, 2019
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$252,000	$—	$—	$252,000
Finance income	$—	$3,070	$—	$3,070
Interest income	$433,704	$606,775	$120,883	$1,161,362
Income from equipment investment in SPV	$—	$4,160,609	$—	$4,160,609

	Three Months Ended September 30, 2018
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$252,000	$—	$—	$252,000
Finance income	$316,690	$21,802	$—	$338,492
Interest income	$525,648	$481,573	$187,044	$1,194,265
Income from equipment investment through SPV	$—	$4,774,457	$—	$4,774,457

Geographic information for revenue for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30, 2019
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$756,000	$—	$—	$756,000
Finance income	$891	$12,439	$—	$13,330
Interest income	$1,302,264	$1,826,346	$381,822	$3,510,432
Income from equipment investment in SPV	$—	$11,423,339	$—	$11,423,339

	Nine Months Ended September 30, 2018
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Rental income	$756,000	$—	$—	$756,000
Finance income	$981,716	$71,955	$—	$1,053,671
Interest income	$1,301,064	$1,678,573	$799,837	$3,779,474
Income from equipment investment in SPV	$—	$13,377,655	$—	$13,377,655

Geographic information for long-lived assets at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019
	United States	Europe	Mexico	Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Long-lived assets:
Investment in finance leases, net	$1,588,396	$387,059	$—	$1,975,455
Investments in equipment subject to operating leases, net	$3,593,736	$—	$—	$3,593,736
Equipment notes receivable, including accrued interest	$8,565,869	$2,322,674	$1,000,000	$11,888,543
Equipment investment through SPV	$—	$29,362,881	$—	$29,362,881
Collateralized loan receivable, including accrued interest	$10,315,198	$24,398,886	$19,353,325	$54,067,409

	December 31, 2018
	United States	Europe	Mexico	Total
Long-lived assets:
Investment in finance leases, net	$2,942,547	$482,156	$—	$3,424,703
Investments in equipment subject to operating leases, net	$3,758,982	$—	$—	$3,758,982
Equipment notes receivable, including accrued interest	$8,751,882	$2,259,075	$1,000,000	$12,010,957
Equipment investment through SPV	$—	$31,413,881	$—	$31,413,881
Collateralized loan receivable, including accrued interest	$10,512,351	$24,286,705	$12,688,806	$47,487,862

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

17. Subsequent Events

In October 2019, the Partnership sold several residual value lease schedules for an aggregate total of $2,825,656, these lease schedules had a net book value of $1,527,649 resulting in a US GAAP gain of $1,298,007.

In October 2019, the Partnership made a cash distribution of $2,978,446 to its Limited Partners.

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

We are currently in the Liquidation Period. The Offering Period concluded on April 2, 2016, which is three years from the date we were declared effective by the SEC. During the Operating Period, we will invest most of the net proceeds from our offering in business-essential, revenue-producing (or cost-saving) equipment, other physical assets with substantial economic lives and, in many cases, associated revenue streams and project financings. The Operating Period began on the date of our initial closing, which occurred on May 29, 2013 and concluded on May 29, 2017. The Liquidation Period, which began on May 30, 2017, is the period in which we will sell our assets in the ordinary course of business and will last two years, unless it is extended, at the sole discretion of the General Partner. The General Partner has extended the Liquidation Period an additional year to May 30, 2020.

Our General Partner, our Investment Manager and their affiliates, and American Elm in its capacity as our selling agent and certain non-affiliates (namely, Selling Dealers) received fees and compensation from the offering of our Units, including the following, with any and all compensation paid to our General Partner solely in cash. We paid an underwriting fee of 3% of the gross proceeds of this offering (excluding proceeds, if any, we received from the sale of our Units to our General Partner or its affiliates) to our selling agent or selling agents.

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

Recent Significant Transactions

International Leasing Company

During the period ended September 30, 2019, the Partnership funded an additional total of $275,000 under this wholesale financing arrangement. The loans accrue interest at rate of 10% per annum and are secured by industrial and manufacturing equipment subject to equipment leases.

During the period ended September 30, 2019, SQN AFIF funded an additional total of $9,942,763 in the form of a senior participation interest to the international leasing company. The loans accrue interest at rate of 10.75% per annum and are secured by industrial and manufacturing equipment subject to equipment leases.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). Under this model, entities will estimate credit losses over the entire contractual term of the instrument from the date of initial recognition of that instrument. Current US GAAP is based on an incurred loss model that delays recognition of credit losses until it is probable the loss has been incurred. Accordingly, it is anticipated that credit losses will be recognized earlier under the CECL model than under the incurred loss model. ASU 2016-13 is currently effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. In July 2019, the FASB decided to add a project to its technical agenda to propose staggered effective dates for certain accounting standards, including ASU 2016-13. The FASB has approved an approach that ASU 2016-13 will be effective for Public Business Entities that are SEC filers, excluding smaller reporting companies such as the Partnership, for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. For all other entities, including smaller reporting companies like the Partnership, ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all entities, early adoption will continue to be permitted; that is, early adoption is allowed for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (that is, effective January 1, 2019, for calendar-year-end companies). The Partnership is currently evaluating the impact of this guidance on its condensed interim consolidated financial statements.

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

Results of Operations for the Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

Our revenue for the three months ended September 30, 2019 as compared to three months ended September 30, 2018 is summarized as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
	(unaudited)	(unaudited)
Revenue:
Rental income	$252,000	$252,000
Finance income	3,070	338,492
Interest income	1,161,362	1,194,265
Income from equipment investment through SPV	4,160,609	4,774,457
Total Revenue	$5,577,041	$6,559,214
Provision for lease, note, and loan losses	—	—
Revenue less provision for lease, note, and loan losses	$5,577,041	$6,559,214

For the three months ended September 30, 2019, we earned $252,000 in rental income primarily from various operating leases of helicopters from SQN Helo. We also recognized $1,161,362 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $3,070 in finance income from various finance leases. We also recognized income of $4,160,609 from our equipment investment through SPV. The decrease in our total revenue in 2019 as compared to 2018 is a result of the decrease in our finance and interest income and a decrease in income from our equipment investment through SPV from the Marine transaction in 2019 compared to 2018.

Our expenses for the three months ended September 30, 2019 (“2019 Quarter”) as compared to three months ended September 30, 2018 (“2018 Quarter”) are summarized as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$375,000	$375,000
Depreciation and amortization	12,260	344,314
Professional fees	90,645	144,573
Administration expense	11,454	9,475
Interest expense	1,076,230	1,140,138
Other expenses	11,707	36,875
Expenses from equipment investment through SPV	5,056,338	4,847,915
Total Expenses	$6,633,634	$6,898,290

Foreign currency transaction losses	$360,091	$92,545

For the three months ended September 30, 2019 and 2018 we incurred $6,633,634 and $6,898,290 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2019 as compared to 2018. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $12,260 in depreciation and amortization expense. We also incurred $90,645 in professional fees. In conjunction with the Marine, Juliet and Helo transactions, we assumed approximately $17,104,000, $26,600,000 and $9,300,000, respectively in loans payable with various third parties which resulted in $1,076,230 in interest expense during the three months ended September 30, 2019. We also incurred expenses of $5,056,338 from our equipment investment through SPV. The decrease in depreciation and amortization in 2019 as compared to 2018 is a result of the decrease in operating leases during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Net Loss

As a result of the factors discussed above, we reported a net loss for the three months ended September 30, 2019 of $1,416,684, prior to the allocation for non-controlling interest as compared to a net loss of $431,621 for the 2018 Quarter. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the three months ended September 30, 2019, the non-controlling interest recognized net income of $407 due to its interest in Alpha and a net loss of $89,573 due to its interest in CONT Feeder.

Results of Operations for the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

Our revenue for the nine months ended September 30, 2019 as compared to nine months ended September 30, 2018 is summarized as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(unaudited)	(unaudited)
Revenue:
Rental income	$756,000	$756,000
Finance income	13,330	1,053,671
Interest income	3,510,432	3,779,474
Income from equipment investment through SPV	11,423,339	13,377,655
Loss on sale of assets	(148,464)	—
Other income	—	893
Total Revenue	$15,554,637	$18,967,693
Provision for lease, note, and loan losses	—	1,485,167
Revenue less provision for lease, note, and loan losses	$15,554,637	$17,482,526

For the nine months ended September 30, 2019, we earned $756,000 in rental income primarily from various operating leases of helicopters from SQN Helo. We also recognized $3,510,432 in interest income, the majority of which was generated by the equipment notes and collateralized loans receivable. We recognized $13,330 in finance income from various finance leases. We also recognized income of $11,423,339 from our equipment investment through SPV. The decrease in our total revenue in 2019 as compared to 2018 is a result of the decrease in our finance and interest income and a decrease in income from our equipment investment through SPV from the Marine transaction in 2019 compared to 2018.

Our expenses for the nine months ended September 30, 2019 (“2019 Period”) as compared to nine months ended September 30, 2018 (“2018 Period”) are summarized as follows:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(unaudited)	(unaudited)
Expenses:
Management fees — Investment Manager	$1,125,000	$1,125,000
Depreciation and amortization	202,983	1,034,184
Professional fees	341,346	350,236
Administration expense	41,140	44,022
Interest expense	3,262,946	3,412,044
Other expenses	54,900	157,224
Expenses from equipment investment through SPV	14,185,925	13,526,104
Total Expenses	$19,214,240	$19,648,814

Foreign currency transaction losses	$390,391	$400,522

For the nine months ended September 30, 2019 and 2018 we incurred $19,214,240 and $19,648,814 in total expenses, respectively. There was no increase in management fees paid to our Investment Manager in 2019 as compared to 2018. We pay our Investment Manager a management fee during the Operating Period and the Liquidation Period equal to the greater of, (i) 2.5% per annum of the aggregate offering proceeds, or (ii) $125,000, payable monthly, until such time as an amount equal to at least 15% of our Limited Partners’ capital contributions have been returned to them, after which the monthly management fee will equal 100% of the management fee as initially calculated above, less 1% for each additional 1% of the Partnership’s Limited Partners’ capital contributions returned to them, such amounts to be measured on the last day of each month. We recognized $202,983 in depreciation and amortization expense. We also incurred $341,346 in professional fees. In conjunction with the Marine, Juliet and Helo transactions, we assumed approximately $17,104,000, $26,600,000 and $9,300,000, respectively in loans payable with various third parties which resulted in $3,262,946 in interest expense during the nine months ended September 30, 2019. We also incurred expenses of $14,185,925 from our equipment investment through SPV. The decrease in depreciation and amortization in 2019 as compared to 2018 is a result of the decrease in operating leases during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Net Loss

As a result of the factors discussed above, we reported a net loss for the nine months ended September 30, 2019 of $4,049,994, prior to the allocation for non-controlling interest as compared to a net loss of $2,566,810 for the 2018 Period. The non-controlling interest represents the 67.5% investment by SQN PAC in the Alpha transaction and the 10% investment by a third party in the CONT Feeder transaction. For the nine months ended September 30, 2019, the non-controlling interest recognized net income of $1,593 due to its interest in Alpha and a net loss of $276,259 due to its interest in CONT Feeder.

Liquidity and Capital Resources

Sources and Uses of Cash

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$590,954	$3,634,618
Investing activities	$3,846,882	$587,655
Financing activities	$(6,181,286)	$(4,682,210)

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

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2019 was $590,954 and was primarily driven by the following factors; (i) approximately $1,302,000 in minimum rents receivable for finance leases acquired primarily from consolidation of SQN Helo (ii) interest payments received of approximately $2,659,000 from equipment notes and collateralized loans receivable (iii) an increase in accrued interest on note payable of approximately $1,598,000 and (iv) depreciation and amortization expense of approximately $203,000 and (v) an increase in accounts payable and accrued liabilities of approximately $2,491,000 from the Marine transaction. Offsetting these fluctuations was a net loss for the nine months ended September 30, 2019 of approximately $4,050,000, as well as increases in finance income of approximately $13,000 and an increase in accrued interest receivable of approximately $3,510,000. We expect our accounts payable and accrued expenses will fluctuate from period to period primarily due to the timing of payments related to lease and financings transactions we will enter into. We anticipate that we will generate greater net cash inflows from operations principally from interest payments received from equipment notes receivable and from rental payments received from lessees.

Investing Activities

Cash provided by investing activities was $3,846,882 for the nine months ended September 30, 2019. This was related to our equipment investment through SPV of approximately $2,051,000. We paid approximately $575,000 for the acquisition of our collateralized loans receivable and received approximately $1,963,000 from our collateralized loans receivable. The borrowers of our equipment notes receivable repaid approximately $383,000 during the period.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2019 was $6,181,286 and was primarily due to principal payments of approximately $5,690,000.

Distributions

During the nine months ended September 30, 2019, we did not make any cash distributions to our Limited Partners. We did not make a cash distribution to the General Partner during the nine months ended September 30, 2019.

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

Contractual Obligations

None.

Subsequent Events

In October 2019, the Partnership sold several residual value lease schedules for an aggregate total of $2,825,656, these lease schedules had a net book value of $1,527,649 resulting in a US GAAP gain of $1,298,007.

In October 2019, the Partnership made a cash distribution of $2,978,446 to its Limited Partners.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, our General Partner and Investment Manager carried out an evaluation, under the supervision and with the participation of the management of our General Partner and Investment Manager, including its Chief Executive Officer, of the effectiveness of the design and operation of our General Partner’s and Investment Manager’s disclosure controls and procedures as of the end of the period covered by this Report pursuant to the Securities Exchange Act of 1934. Based on the foregoing evaluation, the Chief Executive Officer concluded that our General Partner’s and Investment Manager’s disclosure controls and procedures were effective.

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

Our General Partner and our Investment Manager have assessed the effectiveness of their internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”

Based on their assessment, our General Partner and our Investment Manager believe that, as of September 30, 2019, its internal control over financial reporting is effective.

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

Beginning January 1, 2019, we implemented ASU 2016-02 Leases (Topic 842), although the adoption of the new leases standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to leases. As part of the implementation process, we assessed our lease arrangements and evaluated practical expedients and accounting policy elections to meet the reporting requirements of this standard. We also evaluated the changes in controls and processes that were necessary to implement the new standard, and no material changes were required. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’ which permitted us not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. There was no other change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 14, 2019

/s/ Jeremiah Silkowski
Jeremiah Silkowski
President and CEO

